Form 10-K/A
period 2020-12-31
H.I.G. Acquisition Corp.
filed 2021-05-24
CIK 1823776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one	HIGA.U	New York Stock Exchange
Class A ordinary share, $0.0001
par value, and one-third of one
redeemable warrant
Class A ordinary shares included	HIGA	New York Stock Exchange
as part of the units
Redeemable warrants included as	HIGA WS	New York Stock Exchange
part of the units

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded and therefore, the registrant cannot calculate the aggregate market value of its ordinary shares held by non-affiliates as of such date. The registrant’s units began trading on the New York Stock Exchange (“NYSE”) on October 22, 2020. The registrant’s ordinary shares and warrants began separately trading on December 11, 2020.

As of March 30, 2021, 36,394,500 Class A ordinary shares, par value $0.0001, and 9,098,625 Class B ordinary shares, par value $0.0001, were issued and outstanding.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to H.I.G. Acquisition Corp. unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of H.I.G. Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 23, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 21, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the period from September 2, 2020 (inception) through December 31, 2020 (collectively, the “Affected Period”), be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on October 23, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three- year period. Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

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

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. As an exempted company, there is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management and our board of directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three- year term.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key- man insurance on the life of, any of our directors or executive officers.

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

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

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

On September 3, 2020, our sponsor paid $25,000, or approximately $0.001 per share, to cover certain expenses on our behalf in consideration of 19,406,250 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the sponsor, the Company had no assets, tangible or intangible. On September 28, 2020, our sponsor effected a surrender of 6,468,750 founder shares to the company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 19,406,250 to 12,937,500. On October 15, 2020, our sponsor effected a surrender of 3,593,750 founder shares to the company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 12,937,500 to 9,343,750, such that the total number of founder shares would represent 20% of the total number of ordinary shares outstanding upon completion of our initial public offering. On December 4, 2020, our sponsor automatically surrendered 245,125 founder shares to the Company for no consideration, triggered by the expiration of the option of the underwriter of the initial public offering to purchase additional units, resulting in a decrease in the total number of Class B ordinary shares outstanding from 9,343,750 to 9,098,625. Each of our independent directors currently owns 35,000 of the Class B ordinary shares noted above, which were transferred from our sponsor to them in September 2020. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, as of the initial public offering, our sponsor consummated a private placement and purchased an aggregate of 5,666,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant or $8.5 million in the aggregate. On November 25, 2020, the underwriters partially exercised the over-allotment option, and the closing of the issuance and sale of the additional 3,894,500 over- allotment units occurred on December 1, 2020. The issuance by the Company of the over-allotment units at a price of $10.00 per unit resulted in total gross proceeds of $38.9 million. On December 1, 2020, simultaneously with the issuance and sale of the over-allotment units, the Company consummated the sale of an additional 519,267 private placement warrants, generating gross proceeds of $0.8 million. If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10K/A, we have identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in October 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Period. For a discussion of management’s consideration of the material weakness identified related to our accounting for the warrants we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K/A.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 12,131,500 Public Warrants and 6,185,934 Private Placement Warrants, and determined that the Warrants should be reclassified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Form 10-K/A are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging —Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per- share redemption amount received by shareholders may be less than $10.00 per share.

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

Simultaneously with the closing of the initial public offering, the Company consummated the private placement of 5,666,667 private placement warrants at a price of $1.50 per private placement warrant, generating total gross proceeds of $8.5 million (Note 5). On November 25, 2020, the underwriters partially exercised the over-allotment option and on December 1, 2020, purchased an additional 3,894,500 over-allotment units, generating gross proceeds of approximately $38.9 million. On December 1, 2020, simultaneously with the issuance and sale of the over-allotment units, the Company consummated the sale of an additional 519,267 private placement warrants, generating gross proceeds of $0.8 million. (See Note 5).

Upon the closing of the initial public offering, the over-allotment, and the private placements, $363.9 million ($10.00 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placements were placed in a trust account established for the benefit of the Company’s public shareholders.

Use of Proceeds

On October 23, 2020, we consummated the initial public offering of 32,500,000 units, at $10.00 per unit, generating gross proceeds of $325.0 million. The underwriter was granted a 45-day option from the date of the final prospectus relating to the initial public offering to purchase up to 4,875,000 additional units to cover over- allotments, if any, at $10.00 per unit. On November 25, 2020, the underwriters partially exercised the over- allotment option and on December 1, 2020, purchased an additional 3,894,500, generating gross proceeds of approximately $38.9 million.

In connection with the initial public offering and the over-allotment, we incurred offering costs of approximately $20.7 million, inclusive of approximately $7.3 million in upfront underwriting commissions and $12.7 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $363.9 million of the net proceeds from our initial public offering, the over-allotment and certain of the proceeds from the private placements of the private placement warrants (or $10.00 per unit sold in the initial public offering) was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Annual Report on Form 10-K. See Note 4 to the financial statements.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of H.I.G. Acquisition Corp. (the “Company”) for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from September 2, 2020 (inception) to December 31, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 23, 2020, the Warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 21, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the period from September 2, 2020 (inception) through December 31, 2020, (collectively, the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on October 23, 2020 and November 25, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Upon the closing of the initial public offering, the over-allotment and the private placements, approximately $363.9 million ($10.00 per unit) of the net proceeds of the sale of the units in the initial public offering, the over- allotment and the private placements were placed in the trust account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

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

We do not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that we have access to Working Capital Loans (as defined in Note 5) from our sponsor that are sufficient to fund our working capital needs for at least one year from the issuance of these financial statements.

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

Results of Operations

Our entire activity from inception up to December 31, 2020 was in preparation for our initial public offering and, since the consummation of our initial public offering, the search for a prospective target business. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. For the period from September 2, 2020 (inception) through December 31, 2020, we had a net loss of approximately $9.6 million, which consisted of approximately $8.7 million loss from changes in fair value of derivative warrant liabilities, approximately $0.6 million of financing costs—derivative liabilities, general and administrative expenses of approximately $299,000, administrative expenses to a related party of the sponsor of approximately $24,000 (of which the outstanding balance was $24,000 as of December 31, 2020), partly offset by approximately $6,000 of net gain from investments held in the trust account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we allocated approximately $0.6 million of offering costs to the warrant liabilities which has been recognized as expense. In addition, we classify the Warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the Warrant to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from September 2, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $8.7 million.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 12,131,500 Warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 6,185,934 Private Placement Warrants. All of our outstanding Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated by reference to the trading price of the Public warrants. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

On October 23, 2020, and December 1, 2020, the net proceeds of the initial public offering and over- allotment, respectively, included in the trust account, were invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our Financial Statements. In light of the restatement of our original financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Timur Akazhanov serves as our Chief Financial Officer. He is a Managing Director of the Advantage Fund, where he focuses on investing in telecommunications, media and technology sectors, as well as tech- enabled services sectors. Mr. Akazhanov has more than a decade of experience in private equity in a broad range of industries, including technology, services, education, industrials, media and healthcare. Prior to joining H.I.G. Capital, Mr. Akazhanov was a Managing Director in the Private Equity Group at Blackstone for seven years, and before that worked at Bain Capital and McKinsey and Company. Mr. Akazhanov earned his M.B.A. from Harvard Business School, where he was a Baker and a Ford scholar, and his A.B. in Economics, magna cum laude, from Harvard College.

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

Andreas Beroutsos has been a member of our board of directors since October 2020. Mr. Beroutsos is the Managing Director, Investments, and senior group executive for strategic new businesses at BW Group, a global maritime group involved in shipping, floating gas and offshore energy infrastructure and production, and clean energy, a position he has held since 2020. Mr. Beroutsos was a member of the board of OSX-listed BW LPG, an energy transportation company associated with the BW Group, from 2013 until 2020. In his 13 years as a private equity investor, Mr. Beroutsos has been a senior partner at HRS Management LLC; and the executive vice president and senior portfolio manager for private equity & infrastructure at Caisse de Dépôt et Placement du Québec (CDPQ), a leading Canadian institutional investor. At CDPQ, Mr. Beroutsos served on the management committee, client committee, and cross-asset-class investment-risk committee; and was the chair of the private equity and infrastructure investment committees. Prior to CDPQ, Mr. Beroutsos led private investments at multi- strategy fund Eton Park Capital Management. Earlier in his career, Mr. Beroutsos spent 17 years at McKinsey & Co., where he became a senior partner, global leader of the private equity practice, co-leader of the financial institutions practice, head of global recruiting and member of the committee that elected the senior partners of the firm. Mr. Beroutsos has been a member of the board of directors of PetSmart, Inc., a pet supplies company, since 2015. In 2013, Mr. Beroutsos was selected by European and Greek authorities to serve on the Hellenic Financial Stability Fund, overseeing the recapitalization of Greek banks. Additionally, Mr. Beroutsos has served on numerous corporate and non-profit boards. He holds M.B.A. and B.A. degrees, both with high distinction, from Harvard University. We believe Mr. Beroutsos’ qualifications to serve on our board of directors include his extensive experience as a board member of, and investor in, large companies and experience overseeing large portfolios of individual companies.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Brian Schwartz	H.I.G. Capital, LLC	Asset Management	Co-President
	Investment Committees of H.I.G. Capital, LLC funds	Asset Management	Committee Member
	Certain H.I.G. Capital Committees Certain	Asset Management	Committee Member
	Portfolio Companies of H.I.G. Capital, LLC	Asset Management	Board Member
Rob Wolfson	H.I.G. Capital, LLC	Asset Management	Executive Managing Director; Head of H.I.G. Advantage Fund; Head of U.S. Healthcare
	Investment Committees of H.I.G. Capital, LLC funds	Asset Management	Committee Member
	Certain H.I.G. Capital Committees Certain	Asset Management	Committee Member
	Portfolio Companies of H.I.G. Capital, LLC	Asset Management	Board Member
	Certain family real estate LLCs	Real Estate	Member-Manager

Individual	Entity	Entity’s Business	Affiliation
	Northwestern University’s School of Education and Social Policy	Education Institution	Advisory Board Member
Timur Alkazhanov	H.I.G. Capital, LLC	Asset Management	Managing Director of Advantage Fund
	H.I.G. Capital, LLC	Asset Management	General Counsel and Chief Compliance Officer
	Certain H.I.G. Capital Committees	Asset Management	Committee Member
	Certain Portfolio Companies of H.I.G. Capital, LLC	Asset Management	Board Member
	Outreach360	Non-Profit Organization	Board Member
Andreas Beroutsos	BW Group	Maritime Transportation and Energy Company	Managing Director
	Cadeler A/S	Offshore Wind Turbine Transportation and Installation	Board Member
	Certain BW Group Private Affiliates	Renewable Energy and Organic Fertilizers	Board Member
	Navigator Holdings Ltd.	Gas Transportation	Board Member
	PetSmart, Inc.	Pet Supplies Company	Board Member
William E. Mitchell	Trace3	Technology Company	Board Member
	Sequel Venture Partners	Asset Management	Founder & Managing Partner
	UCLA Technology Development Group	Education and Technology Non-Profit	Chairman
	C-Combinator	Sargassum Harvesting and Product Company	Advisory Board Member
	4L Ultimate Topco Corp. d/b/a Clover Wireless	Communications Company	Board Member
	Sage Partners	Consulting Firm	Partner
Christopher O’Connell	Northwestern University’s Weinberg College of Arts and Sciences	Education Institution	Board of Visitors Member
	Northwestern University’s Chemistry of Life Processes Institute	Education Institution	Board of Advisors Member
e	Ron Burton Training Village	Non-Profit Leadership Academy	Board Member
Sidn y Taurel	Eli Lilly & Company	Pharmaceutical Company	Chairman Emeritus
	International Business Machines Corporation	Computer Company	Emeritus Board Member

Individual	Entity	Entity’s Business	Affiliation
	Pearson plc	Education and Publishing Company	Chairman
	Columbia Business School	Education Institution	Board of Overseers Member
	Taurel Associates LP	Investment Partnership	Partner
	EuroCapital Investors LLC	Investment Company	Chief Operating Officer
	Kathryn and Sidney Taurel Foundation Inc.	Family Foundation	Officer President
	Taurel Family Management Company	Family Real Estate Company	President
	Taurel Family Holdings, LLLP	Family Real Estate Company	Limited Partner

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

After our initial business combination, members of our management team and our board of directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post- combination business to determine executive and director compensation.

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

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(2)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)

4.2	Description of Registrant’s Securities.*

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(2)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.(2)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(2)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(2)

10.5	Administrative Services Agreement between the Company and the Sponsor.(2)

10.6	Promissory Note, dated as of September 3, 2020, between the Registrant and the Sponsor. (1)

10.7	Securities Subscription Agreement, dated September 3, 2020, between the Registrant and the Sponsor.(1)

10.8	Form of Indemnification Agreement.(1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on September 28, 2020
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2020.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

H.I.G. ACQUISITION CORP.

/s/ Brian D. Schwartz
May 24, 2021	Name:	Brian D. Schwartz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian D. Schwartz	Chief Executive Officer and Director	May 24, 2021
Brian D. Schwartz	(Principal Executive Officer)

/s/ Timur Akazhanov	Chief Financial Officer	May 24, 2021
Timur Akazhanov	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rob Wolfson	President and Director	May 24, 2021
Rob Wolfson

/s/ William E. Mitchell	Director	May 24, 2021
William E. Mitchell

/s/ Andreas Beroutsos	Director	May 24, 2021
Andreas Beroutsos

/s/ Christopher O’Connell	Director	May 24, 2021
Christopher O’Connell

/s/ Sidney Taurel	Director	May 24, 2021
Sidney Taurel

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial Statements (As Restated)

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 21, 2021

H.I.G. ACQUISITION CORP.

BALANCE SHEET

(As Restated - See Note 2)

December 31, 2020

Assets
Current assets:
Cash	$30,103
Prepaid expenses	1,096,949

Total current assets	1,127,052
Investments held in Trust Account	363,951,287

Total assets	$365,078,339

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$58,206
Accrued expenses	98,579

Total current liabilities	156,785
Deferred underwriting commissions	12,738,075
Derivative warrant liabilities	23,995,840

Total liabilities	36,890,700
Commitments and Contingencies (Note 6)
Class A ordinary shares; 32,318,763 shares subject to possible redemption at $10.00 per share	323,187,630
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,075,737 shares issued and outstanding (excluding 32,318,763 shares subject to possible redemption)	408
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 9,098,625 shares issued and outstanding	910
Additional paid-in capital	14,641,247
Accumulated deficit	(9,642,556)

Total shareholders’ equity	5,000,009

Total Liabilities and Shareholders’ Equity	$365,078,339

H.I.G. Acquisition Corp.

STATEMENT OF OPERATIONS

As Restated - See Note 2

For The Period From September 2, 2020 (inception) through December 31, 2020

General and administrative expenses	$299,362
Administrative expenses - related party	23,871

Loss from operations	(323,233)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(8,739,000)
Financing costs - derivative warrant liabilities	(586,610)
Net gain from investments held in Trust Account	6,287

Net loss	$(9,642,556)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	34,280,343

Basic and diluted net income per share, Class A ordinary shares	$0.00

Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,425,201

Basic and diluted net loss per share, Class B ordinary shares	$(1.11)

The accompanying notes are an integral part of these financial statements.

H.I.G. ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from September 2, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - September 2, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	9,343,750	934	24,066	—	25,000
Sale of units in initial public offering, less fair value of public warrants	36,394,500	3,639	—	—	353,818,841	—	353,822,480
Offering proceeds	—	—	—	—	(20,161,865)	—	(20,161,865)
Excess of cash received over fair value of private placement warrants	—	—	—	—	4,144,580	—	4,144,580
Forfeiture of Class B ordinary shares	—	—	(245,125)	(24)	24	—	—
Class A shares subject to possible redemption	(32,318,763)	(3,231)	—	—	(323,184,399)	—	(323,187,630)
Net loss	—	—	—	—	—	(9,642,556)	(9,642,556)

Balance - December 31, 2020	4,075,737	$408.47	9,098,625	$910	$14,641,247	$(9,642,556)	$5,000,009

The accompanying notes are an integral part of these financial statements.

H.I.G. ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from September 2, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(9,642,556)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Net gain from investments held in Trust Account	(6,287)
Change in fair value of derivative warrant liabilities	8,739,000
Financing costs - derivative warrant liabilities	586,610
Changes in operating assets and liabilities:
Prepaid expenses	(1,096,949)
Accounts payable	58,206
Accrued expenses	13,579

Net cash used in operating activities	(1,323,397)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(363,945,000)

Net cash used in investing activities	(363,945,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(236,755)
Proceeds received from initial public offering, gross	363,945,000
Proceeds received from private placement	9,278,900
Offering costs paid	(7,688,645)

Net cash provided by financing activities	365,298,500

Net change in cash	30,103
Cash - beginning of the period	—

Cash - end of the period	$30,103

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$85,000
Payment of offering costs through note payable - related party	$236,755
Deferred underwriting commissions	$12,738,075
Initial value of Class A ordinary shares subject to possible redemption	$332,161,540
Change in initial value of Class A ordinary shares subject to possible redemption	$(8,973,910)

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

The Company’s sponsor is H.I.G. Acquisition Advisors, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on October 20, 2020. The Company consummated the Initial Public Offering of 32,500,000 units (the “Units”) on October 23, 2020. Each Unit consisted of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $325.0 million. The Company granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 4,875,000 additional Units to cover over-allotments, if any. On November 25, 2020, the Underwriters partially exercised the over-allotment option and on December 1, 2020, purchased an additional 3,894,500 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $38.9 million, and incurred additional offering costs of approximately $2.1 million in underwriting fees (inclusive of approximately $1.4 million in deferred underwriting fees) (the “Over- Allotment”).

Simultaneously with the closing of the Initial Public Offering on October 23, 2020, the Company completed the first closing of the private placement (the “Private Placement”) and sold an aggregate 5,666,667 warrants (each, a “Private Placement Warrant, and together, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $8.5 million. Simultaneously with the closing of the Over-Allotment on December 1, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 519,267 Private Placement Warrants by the sponsor, generating gross proceeds to the Company of approximately $0.8 million.

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

The Company will provide the holders of its Class A ordinary shares (the “Public Shareholders”), par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against or vote at all for the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and each member of the Company’s management team have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.

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

The Sponsor and each member of the Company’s management team has agreed to waive their rights to liquidating distributions with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of December 31, 2020, the Company had approximately $30,000 in its operating bank accounts and working capital of approximately $970,000. Further, the Company has incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

Through December 31, 2020, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 5), the loan under the Note of approximately $237,000 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 23, 2020. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to working capital loans (as defined in Note 5) from the Sponsor that are sufficient to fund the working capital needs of the Company for at least one year from the issuance of these financial statements.

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

As described in Note 2—Restatement of Previously Issued Financial Statements the Company’s financial statements for the period from September 2, 2020 (inception) through December 31, 2020, (collectively, the “Affected Period”), are restated to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such periods.

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

NOTE 2 —RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A ordinary shares that the Company issued in October and November 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Period should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 23, 2020, the Company’s Warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on October 23, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statement of cash flows for the Affected Period is presented below.

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$365,078,339	$—	$365,078,339

Liabilities and shareholders’ equity
Total current liabilities	$156,785	$—	$156,785
Deferred legal fees	—		—
Deferred underwriting commissions	12,738,075	—	12,738,075
Derivative warrant liabilities	—	23,995,840	23,995,840

Total liabilities	12,894,860	23,995,840	36,890,700
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	347,183,470	(23,995,840)	323,187,630
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	168	240	408
Class B ordinary shares - $0.0001 par value	910	—	910
Additional paid-in-capital	5,315,877	9,325,370	14,641,247
Accumulated deficit	(316,946)	(9,325,610)	(9,642,556)

Total shareholders’ equity	5,000,009	—	5,000,009

Total liabilities and shareholders’ equity	$365,078,339	$—	$365,078,339

	Period From September 2, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(323,233)	$—	$(323,233)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(8,739,000)	(8,739,000)
Financing costs - derivative warrant liabilities	—	(586,610)	(586,610)
Net gain from investments held in Trust Account	6,287	—	6,287

Total other (expense) income	6,287	(9,325,610)	(9,319,323)

Net loss	$(316,946)	$(9,325,610)	$(9,642,556)

Basic and Diluted weighted-average Class A ordinary shares outstanding	34,280,343	—	34,280,343
Basic and Diluted net loss per Class A share	$0.00	—	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	8,684,834	—	8,684,834
Basic and Diluted net loss per Class B share	$(0.04)	$(1.07)	$(1.11)

	Period From September 2, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(316,946)	$(9,325,610)	$(9,642,556)
Adjustment to reconcile net loss to net cash used in operating activities	18,713	9,325,610	9,344,323
Net cash used in operating activities	(1,323,397)	—	(1,323,397)
Net cash used in investing activities	(363,945,000)	—	(363,945,000)
Net cash provided by financing activities	365,298,500	—	365,298,500

Net change in cash	$30,103	$—	$30,103

In addition, the impact to the balance sheet dated October 23, 2020, filed on Form 8-K on October 29, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $13.7 million increase to the derivative warrant liabilities line item at October 23, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

As of December 31, 2020, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet. As of December 31, 2020, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to record the fair value for its investments in money market funds with published NAV.

The fair value of warrants issued in connection with the Initial Public Offering were initially and subsequently measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. Beginning as of December 31, 2020, the fair value of Public Warrants and Private Placement Warrants have been measured based on the listed market price of the Public Warrants

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.6 million is included in financing cost -derivative warrant liabilities in the statement of operations and $20.2 million is included in shareholders’ equity.

Class A Ordinary Shares subject to possible redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2020, 32,318,763 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of net income (loss) per ordinary share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $6,000 for the period from September 2, 2020 (inception) through December 31, 2020 by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $9.6 million for the period from September 2, 2020 (inception), through December 31, 2020, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 12,131,500 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 6,185,934 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants and subsequently measured by reference to the listed trading prices of the Public Warrants.

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

NOTE 4. INITIAL PUBLIC OFFERING

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

Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 67).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 3, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 19,406,250 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On September 28, 2020, the Sponsor effected a surrender of 6,468,750 Founder Shares to the Company for no consideration. On October 15, 2020, the Sponsor effected a surrender of 3,593,750 Founder Shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 9,343,750 shares. All shares and associated per share amounts have been retroactively restated to reflect all shares surrendered. The Sponsor agreed to forfeit up to 1,218,750 Founder Shares to the extent that the over- allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on November 25, 2020; thus, only 245,125 shares of Class B ordinary shares were forfeited in conjunction with the underwriters’ partial exercise of the over-allotment. The Sponsor transferred to four independent directors of the Company an aggregate of 35,000 Founder Shares each, for a total of 140,000 shares, in September 2020.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 25, 2020, the underwriters partially exercised the over-allotment option and on December 1, 2020, purchased an additional 3,894,500 Over- Allotment Units, generating gross proceeds of approximately $38.9 million, and incurring additional offering costs of approximately $2.1 million in underwriting fees (inclusive of approximately $1.4 million in deferred underwriting fees).

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

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

NOTE 8. SHAREHOLDERS’ EQUITY

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

Class B Ordinary Shares — The Company is authorized to issue 95,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 3, 2020, the Company issued 19,406,250 Class B ordinary shares to the Sponsor. On September 28, 2020, the Sponsor effected a surrender of 6,468,750 Class B ordinary shares to the Company for no consideration. On October 15, 2020, the Sponsor effected a surrender of 3,593,750 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 9,343,750 shares. All shares and associated per share amounts have been retroactively restated to reflect the share surrenders. Of the 9,343,750 shares outstanding, up to 1,218,750 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the holders of Founder Shares prior to the Initial Public Offering will collectively own approximately 20.0% of the Company’s issued and outstanding ordinary shares. The underwriters partially exercised their over- allotment option on December 1, 2020; thus, 245,125 shares of Class B ordinary shares were forfeited in conjunction with the underwriters’ partial exercise of the over-allotment. (See Note 5).

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$363,951,287	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$15,892,270	$—	$—
Derivative warrant liabilities - Private	$—	$8,103,570	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Warrants transferred to a Level 2 measurement by referring to the market price of the Public Warrants.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 2020. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $8.7 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

As of October 23, 2020
Volatility	15.7%
Stock price	$9.72
Expected life of the options to convert	1.50
Risk-free rate	0.55%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from September 2, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at September 2, 2020 (inception)	$—
Issuance of Public and Private Warrants - Level 3 measurements	15,256,840
Change in fair value of derivative warrant liabilities with Level 3 inputs	8,739,000
Transfer of Public Warrants to Level 1	(15,892,270)
Transfer of Private Warrants to Level 2	(8,103,570)

Derivative warrant liabilities at December 31, 2020 with Level 3 inputs	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.