Form 10-Q
period 2021-06-30
H.I.G. Acquisition Corp.
filed 2021-08-16
CIK 1823776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of
August
16
, 2021, 36,394,500 Class A ordinary shares, par value $0.0001 per share, and 9,098,625 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
H.I.G. ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$4,461	$30,103
Prepaid expenses	758,246	1,096,949

Total current assets	762,707	1,127,052
Investments held in Trust Account	363,969,337	363,951,287

Total assets	$364,732,044	$365,078,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,421,593	$58,206
Accrued expenses	245,250	98,579
Due to related party	21,683	—

Total current liabilities	1,688,526	156,785
Deferred underwriting commissions	12,738,075	12,738,075
Derivative warrant liabilities	20,881,870	23,995,840

Total liabilities	35,308,471	36,890,700
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 32,442,357 and 32,318,763 shares at redemption value of $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	324,423,570	323,187,630
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 950,000,000 shares authorized; 3,952,143 and 4,075,737 shares issued and outstanding (excluding 32,442,357 and 32,318,763 shares subject to possible redemption) at June 30, 2021 and December 31, 2020	395	408
Class B ordinary shares, $0.0001 par value; 95,000,000 shares authorized; 9,098,625 shares issued and outstanding at June 30, 2021 and December 31, 2020	910	910
Additional paid-in capital	13,405,320	14,641,247
Accumulated deficit	(8,406,622)	(9,642,556)

Total shareholders’ equity	5,000,003	5,000,009

Total Liabilities and Shareholders’ Equity	$364,732,044	$365,078,339

The accompanying notes are an integral part of these unaudited condensed financial statements.

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS FOR
THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Three Months ended June 30, 2021	Six Months ended June 30, 2021
General and administrative expenses	$549,830	$1,836,085
Administrative expenses - related party	30,000	60,000

Loss from operations	(579,830)	(1,896,085)
Change in fair value of derivative warrant liabilities	(1,648,560)	3,113,970
Net gain from investments held in Trust Account	9,075	18,049

Net Income (Loss)	$(2,219,315)	$1,235,934

Weighted average shares outstanding of Class A redeemable ordinary shares	36,394,500	36,394,500

Basic and diluted net income (loss) per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	9,098,625	9,098,625

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.24)	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - January 1, 202 1	4,075,737	$408	9,098,625	$910	$14,641,248	$(9,642,556)	$5,000,009
Change in value of Class A ordinary shares subject to possible redemption	(345,525)	(35)	—	—	(3,455,216)	—	(3,455,250)
Net Income	—	—	—	—		3,455,249	3,455,249

Balance - March 31, 2021 (unaudited)	3,730,212	$375	9,098,625	$910	$11,186,032	$(6,187,307)	$5,000,008

Change in Class A shares subject to possible redemption	221,931	22	—	—	2,219,288	—	2,219,310
Net Income	—	—	—	—	—	(2,219,315)	(2,219,315)

Balance - June 30, 2021 (unaudited)	3,952,143	$395	9,098,625	$910	$13,405,320	$(8,406,622)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS FOR
THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,235,934
Adjustments to reconcile net income to net cash used in operating activities:
Net gain from investments held in Trust Account	(18,049)
Change in fair value of derivative warrant liabilities	(3,113,970)
Changes in operating assets and liabilities:
Prepaid expenses	338,702
Accounts payable	1,363,387
Accrued expenses	146,671
Due to related party	21,683

Net cash used in operating activities and net decrease in cash	(25,642)
Cash - beginning of the period	30,103
Cash - end of the period	$4,461

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$1,235,940

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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 2, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Over- Allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”).
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
The Sponsor and each member of the Company’s management team has agreed to waive their rights to liquidating distributions with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
.
Going Concern Consideration
As of June 30, 2021, the Company had $4,461 in its operating bank accounts and working capital deficit of $925,819. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
Through June 30, 2021, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note of approximately $237,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 23, 2020. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to working capital loans (as defined in Note 4) from the Sponsor that are sufficient to fund the working capital needs of the Company for at least one year from the issuance of these condensed financial statements
.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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
Note 2 — Summary of Significant Accounting Policies
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents, respectively.

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account can be comprised of investments in mutual funds invested in government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in mutual funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets except for derivative warrant liabilities (see Note 8)
.
Fair Value Measurements
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
As of June 30, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.
The Company’s warrant liabilities are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 8 for additional information on assets and liabilities measured at fair value.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (which are discussed in Notes 3, 4, 6, and 8) are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been determined using the traded value of the Public Warrants each measurement date, as the Private Placement Warrants have substantially the same terms as the Public Warrants due to the make-whole provision in the warrant agreement. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 32,442,357 and 32,318,763 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Income Taxes
FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The Company’s unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $9,075 and $18,049 for the three and six months ended June 30, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share for the three and six months ended June 30, 2021, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss) of approximately ($2.2) million and $1.2 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial
instruments. ASU 2020-06 eliminates
the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends
the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible
instruments. ASU 2020-06 is
effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would
have on its financial position, results of operations or cash flows
.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
On October 23, 2020, the Company consummated the Initial Public Offering of 32,500,000 Units, at $10.00 per Unit, generating gross proceeds of $325.0 million, and incurring offering costs of approximately $18.6 million, inclusive of approximately $11.4 million in deferred underwriting commissions. The underwriter is granted a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,875,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On November 25, 2020, the underwriters partially exercised the over- allotment option and on December 1, 2020, purchased an additional 3,894,500 Over-Allotment Units, generating gross proceeds of approximately $38.9 million, and incurring additional offering costs of approximately $2.1 million in underwriting fees (inclusive of approximately $1.4 million in deferred underwriting fees).
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
Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. The proceeds from the Private Placement Warrants are added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable by the Company and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees, subject to limited exceptions.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Loans
On September 3, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $237,000 under the Note. The Company repaid this Note in full on October 23, 2020. As of June 30, 2021, the related party note is no longer available to the Company.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $4.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had $21,683 and $0 borrowings under the Working Capital Loans.
Administrative Services Agreement
On October 23, 2020, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred approximately $30,000 and $60,000, respectively, for these services which is included in Administrative expenses — related party on the accompanying condensed statements of operations. There was approximately
$84,000 and $24,000 outstanding balance in accounts payable under the agreement as of June 30, 2021 and December 31, 2020, respectively.

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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a partner company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Derivative Warrant Liabilities
As of June 30, 2021 and December 31, 2020, the Company has 12,131,500 and 6,185,934 Public Warrants and Private Placement Warrants, respectively, outstanding.
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
If the Company has not completed the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless
.
Note 7 — Shareholders’ Equity
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 950,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 36,394,500 Class A ordinary shares issued or outstanding, including 32,442,357 and 32,318,763 respectively, of Class A ordinary shares subject to possible redemption.
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
basis, 20% of the sum

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity- linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Investments held in Trust Account	$363,969,337	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$13,829,910	$—	$—
Derivative warrant liabilities - Private	$—	$7,051,960	$—
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Investments held in Trust Account	$363,951,287	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$15,892,270	$—	$—
Derivative warrant liabilities - Private	$—	$8,103,570	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no
transfers between levels for the three and six months ended June 30, 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 2020. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants. For the three and six months ended June 30, 2021, the Company recognized a loss of approximately $1.6 million and a gain of approximately $3.1 million, respectively, to the condensed statement of operations resulting from changes in the fair value of derivative warrant liabilities on the accompanying condensed statement of operations.

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
If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then- outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of June 30, 2021, we had $4,461 in our operating bank account, and working capital deficit of $925,819.
Through June 30, 2021, our liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note of approximately $237,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on October 23, 2020, and the facility is no longer available to the Company. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
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

Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had a net loss of approximately $2.2 million, which consisted of approximately $580,000 in general and administrative expenses, $30,000 in administrative expenses - related party, approximately $1.6 million change in the fair value of derivative warrant liabilities, and approximately $9,000 in net gain from investments held in Trust Account.
For the six months ended June 30, 2021, we had a net income of approximately $1.2 million, which consisted of approximately $1.9 million in general and administrative expenses, $60,000 in administrative expenses – related party, offset by approximately $3.1 million in change in fair value of derivative warrant liabilities, and approximately $18,000 in net gain from investments held in Trust Account.
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
Critical Accounting Policies
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at June 30, 2021 and December 31, 2020, 32,441,448 and 32,318,763 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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
Our unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income (loss) earned on investment securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, which was approximately $9,000 for the three and six months ended June 30, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B ordinary shares for the three and six months ended June 30, 2021 is calculated by dividing the net income (loss) of approximately $(2.2) and $1.2 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial
instruments. ASU 2020-06 eliminates
the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends
the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible
instruments. ASU 2020-06 is
effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would
have on its financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in investments in mutual funds invested in government securities with a maturity of 185 days or less or in that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and
15d-15(e)
under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021 due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.”
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
Changes in Internal Control over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

•	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.”
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 16, 2021	H.I.G. ACQUISITION CORP.

	By:	/s/ Timur Akazhanov
	Name:	Timur Akazhanov
	Title:	Chief Financial Officer