Form 10-Q
period 2021-09-30
H.I.G. Acquisition Corp.
filed 2021-11-05
CIK 1823776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary	HIGA.U	New York Stock Exchange
share, $0.0001 par value, and one-third of one redeemable warrant
Class A ordinary shares included as part of the units	HIGA	New York Stock Exchange
Redeemable warrants included as part of the units	HIGA WS	New York Stock Exchange
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November 5, 2021 36,394,500 Class A ordinary shares, par value $0.0001 per share, and 9,098,625 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

H.I.G. ACQUISITION CORP.
Form
10-Q
For the nine months ended September 30, 2021, and period ended December 31, 2020
Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the period from Three and Nine Months Ended September 30, 2021, and the period from September 2, 2020 (Inception) through September 30, 2020.	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2021, and the period from September 2, 2020 (Inception) through September 30, 2020.	3
	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021, and the period from September 2, 2020 (Inception) through September 30, 2020.	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

SIGNATURES		22

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
H.I.G. ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$4,386	$30,103
Prepaid expenses	609,967	1,096,949

Total current assets	614,353	1,127,052
Investments held in Trust Account	363,978,513	363,951,287

Total assets	$364,592,866	$365,078,339

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,615,714	$58,206
Accrued expenses	289,009	98,579
Due to related party	21,683	—

Total current liabilities	1,926,406	156,785
Deferred underwriting commissions	12,738,075	12,738,075
Derivative warrant liabilities	12,573,087	23,995,840

Total liabilities	27,237,568	36,890,700

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 36,394,500 shares at redemption value of $10 per share	363,945,000	363,945,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 950,000,000 shares authorized; none issued or outstanding (excluding 36,394,500 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 95,000,000 shares authorized; 9,098,625 shares issued and outstanding	910	910
Additional paid-in capital	—	—
Accumulated deficit	(26,590,612)	(35,758,271)

Total shareholders’ deficit	(26,589,702)	(35,757,361)

Total Liabilities and Shareholders’ Deficit	$364,592,866	$365,078,339

The accompanying notes are an integral part of these unaudited condensed financial statements.

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For The Period From September 2, 2020 (inception) through September 30, 2020
General and administrative expenses	$356,234	$2,192,319	$20,033
Administrative expenses - related party	30,000	90,000	—

Loss from operations	(386,234)	(2,282,319)	(20,033)
Interest income from investments held in Trust Account	9,176	27,225	—
Change in fair value of derivative warrant liabilities	8,308,783	11,422,753	—

Net Income (Loss)	$7,931,725	$9,167,659	$(20,033)

Weighted average shares outstanding of Class A redeemable ordinary shares	36,394,500	36,394,500	—

Basic and diluted net income (loss) per share, Class A	$0.17	$0.20	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	9,098,625	9,098,625	9,098,625

Basic and diluted net income per share, Class B ordinary shares	$0.17	$0.20	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares
	Class B
	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance - January 1, 2021	9,098,625	$910	$—	$(35,758,271)	$(35,757,361)
Net income	—	—	—	3,455,249	3,455,249

Balance - March 31, 2021 (unaudited)	9,098,625	$910	$—	$(32,303,022)	$(32,302,112)
Net loss	—	—	—	(2,219,315)	(2,219,315)

Balance - June 30, 2021 (unaudited)	9,098,625	$910	$—	$(34,522,337)	$(34,521,427)
Net income	—	—	—	7,931,725	7,931,725

Balance - September 30, 2021 (unaudited)	9,098,625	$910	$—	$(26,590,612)	$(26,589,702)

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM SEPTEMBER 3, 2020 (INCEPTION) THROUGH
SEPTEMBER 30, 2020

	Ordinary Shares
	Class B
	Shares	Amount	Additional Paid-	Accumulated	Shareholders’
			In Capital	Deficit	Equity
Balance as of September 3, 2020 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	9,098,625	910	—	—	910
Net loss	—	—	—	(20,033)	(20,033)

Balance as of September 30, 2020 (unaudited)	9,098,625	$910	$—	$(20,033)	$(19,123)

The accompanying notes are an integral part of these unaudited condensed financial statements.

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2021	For The Period From September 2, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$9,167,659	$(20,033)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(11,422,753)	—
Interest income from investments held in Trust Account	(27,225)	—
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	20,033
Changes in operating assets and liabilities:
Prepaid expenses	486,981	—
Accounts payable	1,557,508	—
Accrued expenses	190,430	—

Net cash used in operating activities	(47,400)	—

Cash Flows from Financing Activities:
Advances from related party	21,683	—

Net cash provided by financing activities	21,683	—

Net decrease in cash	(25,717)	—
Cash - beginning of period	30,103	—

Cash - end of period	$4,386	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$—	$30,255

Deferred offering costs included in accrued expenses	$—	$259,000

Deferred offering costs paid through promissory note - related party	$—	$206,500

Deferred offering costs paid through the issuance of ordinary shares to Sponsor	$—	$25,000

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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 2, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination.
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

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Going Concern Consideration
As of September 30, 2021, the Company had $4,386 in its operating bank accounts and working capital deficit of $1,312,053. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these condensed financial statements were issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Through September 30, 2021, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 5), the loan under the Note of approximately $237,000 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 23, 2020. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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
Note 2— Revision of Previously Issued Financial Statement
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold including to the exercise of the Over Allotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously classified as temporary equity the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering including to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the temporary equity should include all Class A ordinary shares subject to possible redemption. This resulted in a revision to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata between the Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
This reclassification adjustment resulted in no change in the Company’s total assets, liabilities, or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table.

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2020
	As Previously	Revision
	Reported	Adjustment	As Revised
Balance Sheet
Ordinary shares subject to possible redemption	323,187,630	40,757,370	363,945,000
Shareholders’ equity (deficit)
Class A ordinary shares - $0.0001 par value	408	(408)	—
Class B ordinary shares - $0.0001 par value	910	—	910
Additional paid-in capital	14,641,247	(14,641,247)	—
Accumulated deficit	(9,642,556)	(26,115,715)	(35,758,271)

Total shareholders’ equity (deficit)	5,000,009	(40,757,370)	(35,757,361)

Note 3 — Summary of Significant Accounting Policies
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, except for derivate warrant liabilities (see Note 8).
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

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
As of September 30, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.
The Company’s warrant liabilities are valued based on the trading price of Public Warrants. Significant deviations from this input could result in a material change in fair value. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 9 for additional information on assets and liabilities measured at fair value.
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
Derivative warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC
815-15.
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
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been determined using the traded value of the Public Warrants each measurement date, as the Private Placement Warrants have substantially the same terms as the Public Warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 36,394,500 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
Income Taxes
FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net income (loss) to Class A shares of $6,345,380 and $7,334,127 for the three and nine months ended September 30, 2021, respectively, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net income (loss) to Class B shares of $1,586,345 and $1,833,532 for the three and nine months ended September 30, 2021, respectively, by the weighted average number of Class B ordinary shares outstanding for the period.
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial
instruments. ASU 2020-06 eliminates
the current models that require only separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020
-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted
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
Note 4 — Initial Public Offering
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
Note 5 — Related Party Transactions
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

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Related Party Loans
On September 3, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $237,000 under the Note. The Company repaid this Note in full on October 23, 2020. As of September 30, 2021, the related party note is no longer available to the Company.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $4.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had $0 borrowings under the Working Capital Loans.
Administrative Services Agreement
On October 23, 2020, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred approximately $30,000 and $90,000, respectively, for these services which is included in Administrative expenses — related party on the accompanying condensed statements of operations. There was approximately $114,000 and $24,000 outstanding balance in accounts payable under the agreement as of September 30, 2021 and December 31, 2020, respectively.
Note 6 — Commitments and Contingencies
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

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Note 7 — Derivative Warrant Liabilities
As of September 30, 2021 and December 31, 2020, the Company has 12,131,500 and 6,185,934 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Note 8 — Shareholders’ Equity
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 950,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 36,394,500 Class A ordinary shares issued or outstanding of Class A ordinary shares subject to possible redemption.
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

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$363,978,513	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$8,658,014	$—	$—
Derivative warrant liabilities - Private	$—	$3,915,073	$—
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$363,951,287	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$15,892,270	$—	$—
Derivative warrant liabilities - Private	$—	$8,103,570	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no were transfers between levels for during the three and nine months ended September 30, 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 2020. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants. For the three and nine months ended September 30, 2021, the Company recognized a gain of approximately $8.3 million and a gain of approximately $11.4 million, respectively, in the condensed statement of operations resulting from changes in the fair value of derivative warrant liabilities on the accompanying condensed statement of operations.

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Subsequent Events
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
Liquidity and Capital Resources
As of September 30, 2021, we had $4,386 in our operating bank account, and working capital deficit of $1,312,053. Further, we have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these condensed financial statements were issued. These condensed financial s statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Through September 30, 2021, our liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 5), the loan under the Note of approximately $237,000 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on October 23, 2020, and the facility is no longer available to the Company. In addition, in order to finance transaction costs in connection with an initial Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide us Working Capital Loans (see Note 5). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had a net income of approximately $7.9 million, which consisted of approximately $356,000 in general and administrative expenses, $30,000 in administrative expenses – related party, approximately $8.3 million change in the fair value of derivative warrant liabilities, and approximately $9,000 in net gain from investments held in Trust Account.
For the nine months ended September 30, 2021, we had a net income of approximately $9.2 million, which consisted of approximately $2.2 million in general and administrative expenses, $90,000 in administrative expenses – related party, offset by approximately $11.4 million in change in fair value of derivative warrant liabilities, and approximately $27,000 in net gain from investments held in Trust Account.
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
Critical Accounting Policies
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at September 30, 2021 and December 31, 2020, 36,394,500 and Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redemption ordinary shares to equal the redemption value at the end of each reporting period.

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
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net income (loss) to Class A shares of $6,345,380 and $7,334,127 for the three and nine months ended September 30, 2021, respectively, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net income (loss) to Class B shares of $1,586,345 and $1,833,532 for the three and nine months ended September 30, 2021, respectively, by the weighted average number of Class B ordinary shares outstanding for the period.
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in investments in mutual funds invested in government securities with a maturity of 185 days or less or in that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of September 30, 2021.
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

Dated: November 5, 2021	H.I.G. ACQUISITION CORP.

	By:	/s/ Timur Akazhanov
Name: Timur Akazhanov
	Title:	Chief Financial Officer