Form 10-K/A
period 2020-12-31
H.I.G. Acquisition Corp.
filed 2021-12-29
CIK 1823776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of December 29, 2021, 36,394,500 Class A ordinary shares, par value $0.0001, and 9,098,625 Class B ordinary shares, par value $0.0001, were issued and outstanding.

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to H.I.G. Acquisition Corp. unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of H.I.G. Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 24, 2021 (“First Amended Filing”).

Restatement Background

The Company has followed Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) in accounting for its redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”). This included recording the Public Shares in permanent equity on its balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In September 2021, the Company’s management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2021 (the “Q3 Form 10-Q”), the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also revised its earnings per share to allocate net income (loss) evenly to all Public Shares and Class B ordinary shares.

On December 14, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 23, 2020, (the “Post-IPO Balance Sheet”) as previously restated in the First Amended Filing, (ii) audited financial statements included in the First Amended Filing, (iii) unaudited interim financial statements as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 24, 2021, (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 16, 2021, and (v) unaudited interim financial statements as of and for the three and nine months ended September 30, 2021 included in the Q3 Form 10-Q (collectively, the “Affected Periods”), in each case, should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods herein for the Post-IPO Balance Sheet and the Company’s audited financial statements included in the First Amended Filing and in a Form 10-Q/A for the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

The restatement does not have an impact on its cash position and cash held in the trust account (the “Trust Account”) established in connection with the initial public offering (the “IPO”).

The Company’s management has concluded that a material weakness had developed in the Company’s internal control over financial reporting related to the accounting for complex financial instruments and that the Company’s disclosure controls and procedures were not effective as a result. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 9A of Part II hereof.

1

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment No. 2 under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations

Following the conclusion that the classification of $5,000,0001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity, and in connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020, due to the material weakness in internal controls over financial reporting related to the accounting for complex financial instruments.

The material weakness is more fully described in Item 9A: Controls and Procedures, contained herein.

For the convenience of the reader, this Amendment No. 2 sets forth the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”), as amended by the First Amended Filing, and as amended to reflect the restatement in connection with the reclassification of the Public Shares as temporary equity. No attempt has been made in this Amendment No. 2 to update other disclosures presented in the Original Filing or the First Amended Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I - Item 1A. Risk Factors

•	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II - Item 9A. Controls and Procedures.

•	Part IV - Item 15. Exhibits, Financial Statement Schedules.

Except as described above, no other information included in the Original Filing or the First Amended Filing is being amended or updated by this Amendment No. 2, and accordingly, this Amendment No. 2 does not reflect or purport to reflect any information or events occurring after the filing dates of the Original Filing or the First Amended Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the First Amended Filing and the Company’s other filings with the SEC.

This Amendment No. 2 does not reflect adjustments for events occurring after March 30, 2021, the date of the filing of the Original Filing, or events occurring after May 24, 2021, the date of the filing of the First Amended Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment No. 2 should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

2

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

3

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

4

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

5

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

Our officers and directors may, and certain of our officers and directors do, directly or indirectly own our ordinary shares and/or private placement warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We have identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments including for warrants we issued in connection with our initial public offering in October 2020.

Additionally, we re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of the Class A ordinary shares. Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements for the Affected Periods, respectively, to classify all Class A ordinary shares subject to possible redemption in temporary equity.

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

As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to the accounting for complex financial instruments, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a Class A ordinary shares we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K/A.

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting related to the accounting of complex financial instruments.

Our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatements, the changes in accounting for the warrants, the change in the reclassification of the Public Shares and other matters raised, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination by October 23, 2022. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we do not have an operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there are a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by October 23, 2022. There can be no assurance that we will complete a business combination by this time. If we do not complete its initial business combination by October 23, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the we Board, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share. We expect to consummate a business combination prior to October 23, 2022 and do not currently intend to take any action to extend the company’s life beyond the October 23, 2022 business combination deadline.

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

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of H.I.G. Acquisition Corp. (the “Company”) for the fiscal year ended December 31, 2020, we are restating our (i) audited balance sheet as of October 23, 2020, (as previously restated in the First Amended Filing and (ii) audited financial statements as of December 31, 2020, and for the period from September 2, 2020 (inception) to December 31, 2020.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on October 23, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Amended and Restated Memorandum and Articles of Association. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Amended and Restated Memorandum and Articles of Association. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

As a result of the foregoing, on December [ ], 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued (i) audited balance sheet as of October 23, 2020, as previously restated in the First Amended Filing and (ii) Financial Statements for the period from September 2, 2020 (inception) through December 31, 2020, as previously restated in the First Amended Filing, should be restated and should no longer be relied upon.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

In connection with the classification error described above and the resulting material weakness in internal control over financial reporting, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

We have until October 23, 2022 to consummate a Business Combination. We do not have sufficient liquidity to meet or anticipated obligations until this date. In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that we have access to Working Capital Loans (as defined in Note 5) from our sponsor that are sufficient to fund our working capital needs for at least one year from the issuance of these financial statements.

Based on the foregoing, management and our board of directors do not believe that we will have sufficient working capital and borrowing capacity from our sponsor or an affiliate of our sponsor, or certain of our officers and directors to meet our liquidity needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Restatements Background

We identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments including for warrants we issued in connection with our initial public offering in October 2020. As a result, the Warrants were recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations. This was reflected in the First Amended Filing.

The Company has followed ASC 480 in accounting for its Public Shares. This included recording the Public Shares in permanent equity on its balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In September 2021, the Company’s management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Company’s Q3 Form 10-Q, the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also revised its earnings per share to allocate net income (loss) evenly to all Public Shares and Class B ordinary shares.

On December 14, 2021, the Company’s management and the Audit Committee concluded that the Company’s previously issued financial statements for the Affected Periods, in each case, should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods herein for the Post-IPO Balance Sheet and the Company’s audited financial statements included in the First Amended Filing and in a Form 10-Q/A for the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, due to the events that led to the First Amended Filing and to this Amendment No. 2, a material weakness exists related to our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures or internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective disclosure controls and internal control are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Management’s Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

(8)

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

H.I.G. ACQUISITION CORP.

/s/ Brian D. Schwartz
December 29, 2021	Name:	Brian D. Schwartz
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian D. Schwartz	Chief Executive Officer and Director	December 29, 2021
Brian D. Schwartz	(Principal Executive Officer)

/s/ Timur Akazhanov	Chief Financial Officer	December 29, 2021
Timur Akazhanov	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rob Wolfson	President and Director	December 29, 2021
Rob Wolfson

/s/ William E. Mitchell	Director	December 29, 2021
William E. Mitchell

/s/ Andreas Beroutsos	Director	December 29, 2021
Andreas Beroutsos

/s/ Christopher O’Connell	Director	December 29, 2021
Christopher O’Connell

/s/ Sidney Taurel	Director	December 29, 2021
Sidney Taurel

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial Statements (As Restated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

HIG Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HIG Acquisition Corp (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from September 2, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 2, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 23, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

May 21, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 29, 2021

H.I.G. ACQUISITION CORP.

BALANCE SHEET

(As Restated - See Note 2)

December 31, 2020

Assets
Current assets:
Cash	$30,103
Prepaid expenses	1,096,949

Total current assets	1,127,052
Investments held in Trust Account	363,951,287

Total assets	$365,078,339

Liabilities and Shareholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$58,206
Accrued expenses	98,579

Total current liabilities	156,785
Deferred underwriting commissions	12,738,075
Derivative warrant liabilities	23,995,840

Total liabilities	36,890,700
Commitments and Contingencies (Note 6)
Class A ordinary shares; 36,394,500 shares subject to possible redemption at $10.00 per share	363,945,000
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 950,000,000 shares authorized; none issued or outstanding (excluding 36,394,500 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 9,098,625 shares issued and outstanding	910
Additional paid-in capital	—
Accumulated deficit	(35,758,271)

Total shareholders’ equity	(35,757,361)

Total Liabilities and Shareholders’ Equity	$365,078,339

H.I.G. Acquisition Corp.

STATEMENT OF OPERATIONS

As Restated - See Note 2

For The Period From September 2, 2020 (inception) through December 31, 2020

General and administrative expenses	$299,362
Administrative expenses - related party	23,871

Loss from operations	(323,233)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(8,739,000)
Financing costs - derivative warrant liabilities	(586,610)
Net gain from investments held in Trust Account	6,287

Net loss	$(9,642,556)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	22,696,153

Basic and diluted net income per share, Class A ordinary shares	$(0.30)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	9,023,430

Basic and diluted net loss per share, Class B ordinary shares	$(0.30)

The accompanying notes are an integral part of these financial statements.

H.I.G. ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from September 2, 2020 (inception) through December 31, 2020

	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Class B
	Shares	Amount
Balance as of September 2, 2020 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	9,098,625	910	24,090	—	25,000
Accretion of Class A ordinary shares subject to redemption	—	—	(24,090)	(26,115,715)	(26,139,805)
Net loss	—	—	—	(9,642,556)	(9,642,556)

Balance as of December 31, 2020	9,098,625	$910	$—	$(35,758,271)	$(35,757,361)

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 23, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements the Company’s financial statements for the period from September 2, 2020 (inception) through December 31, 2020, (collectively, the “Affected Period”), are restated to correct the misapplication of accounting guidance related to the Company’s Class A ordinary shares subject to possible redemption in temporary equity in the Company’s previously issued audited financial statements for such periods.

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

NOTE 2 —RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has followed ASC 480 in accounting for its Class A ordinary shares subject to redemption. This included recording the Public Shares in permanent equity on its balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In September 2021, the Company’s management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Class A ordinary shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Company’s Q3 Form 10-Q, the Company concluded that it would change its accounting and reflect the full amount of all redeemable Class A ordinary shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Class A ordinary shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share to allocate net income (loss) evenly to all Class A ordinary shares and Class B ordinary shares.

On December 14, 2021, the Company’s management and the Audit Committee concluded that the Company’s previously issued financial statements for the Affected Periods, in each case, should be restated to classify all of the Class A ordinary shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods herein for the Post-IPO Balance Sheet and the Company’s audited financial statements included in the First Amended Filing and for the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, which will be amended in separate Form 10-Q/A filings. See Note 1 regarding the ability of the Company to continue as a going concern as a result of the restatements.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statement of cash flows for the Affected Periods is presented below.

	As of October 23, 2020
Balance Sheet	As Reported	Restatement Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$294,579,620	$69,365,380	$363,945,000
Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	1,736	(1,736)	—
Additional paid-in capital	5,662,890	(5,662,890)	—
Accumulated deficit	(665,558)	(63,700,754)	(64,366,312)

	As of December 31, 2020
Balance Sheet	As Reported As Previously Restated in the First Amended Filing	Restatement Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$323,187,630	$40,757,370	$363,945,000
Shareholders’ Equity (Deficit)
Class A ordinary shares, $0.0001 par value	408	(408)	—
Additional paid-in capital	14,641,247	(14,641,247)	—
Accumulated deficit	(9,642,556)	(26,115,715)	(35,758,271)

	For the Period from September 2, 2020 (inception) through December 31, 2020
Statement of Operations	As Reported As Previously Restated in the First Amended Filing	Restatement Adjustment	As Restated
Weighted average shares outstanding of Class A ordinary shares	34,280,343	(11,584,190)	22,696,153
Basic and diluted net income per ordinary share, Class A	$—	$(0.30)	$(0.30)
Weighted average shares outstanding of Class B ordinary shares	8,684,834	338,596	9,023,430
Basic and diluted net loss per ordinary share, Class B	$(1.11)	$0.81	$(0.30)

	For the Period from September 2, 2020 (inception) through December 31, 2020
Statement of Cash Flows	As Reported As Previously Restated in the First Amended Filing	Restatement Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$332,161,540	$(332,161,540)	$—

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

Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.6 million is included in financing cost -derivative warrant liabilities in the statement of operations and $20.2 million is included in shareholders’ equity.

Class A Ordinary Shares subject to possible redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2020, 36,394,500 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net loss to Class A shares of $6,899,489 for the period from September 2, 2020 (inception) through December 31, 2020 by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net loss to Class B shares of $2,743,067 for the period from September 2, 2020 (inception) through December 31, 2020 by the weighted average number of Class B ordinary shares outstanding for the period.

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

Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and has concluded that other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.