Form 10-Q/A
period 2021-09-30
H.I.G. Acquisition Corp.
filed 2021-12-29
CIK 1823776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q
(Amendment No. 1)

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
As of December 29, 2021

36,394,500 Class A ordinary shares, par value $0.0001 per share, and 9,098,625 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE
H.I.G. Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on
Form 10-Q/A
(“Amendment No. 1”, the “Amendment” or this “Form
10-Q/A”),
to amend our Quarterly Report on Form
10-Q
as of and for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2021 (the “Q3 Form
10-Q”).
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
In September 2021, the Company’s management
re-evaluated
and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Q3
Form 10-Q,
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
Balance Sheet”) as previously restated in the First Amended Filing, (ii) audited financial statements included in the First Amended Filing, (iii) unaudited interim financial statements as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form
10-Q,
filed with the SEC on May 24, 2021, (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form
10-Q,
filed with the SEC on August 16, 2021, and (v) unaudited interim financial statements as of and for the three and nine months ended September 30, 2021 included in the Q3 Form
10-Q
(collectively, the “Affected Periods”), in each case, should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods in a Form
10-K/A
for the
Post-IPO
Balance Sheet and the Company’s audited financial statements included in the 2020 Form
10-K/A
and in a
Form 10-Q/A
for the unaudited condensed financial statements for the periods ended March 31, 2021, and June 30, 2021.
The restatement does not have an impact on its cash position and cash held in the trust account (the “Trust Account”) established in connection with the initial public offering.
The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein.
Internal Control and Disclosure Controls Considerations
Following the conclusion that the classification of $5,000,0001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity, the Company’s management has concluded that, due to the events that led to this Amendment, a material weakness existed related to our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.
The material weakness is more fully described in Item 4: Controls and Procedures, contained herein.
Items Amended In This Amendment
For the convenience of the reader, this Amendment sets forth the Q3 Form
10-Q,
as amended to reflect the restatement in connection with the reclassification of the Public Shares as temporary equity. No attempt has been made in this Amendment to update other disclosures presented in the Q3 Form
10-Q,
except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I - Item 1. Financial Statements.

•	Part I - Item 4. Controls and Procedures.

•	Part II - Item 6. Exhibits.
This Amendment replaces the Q3 Form
10-Q.
The Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this
Form 10-Q/A.
See Exhibits 31.1, 31.2, 32.1 and 32.2.

H.I.G. ACQUISITION CORP.
Form
10-Q
For the nine months ended September 30, 2021, and period ended December 31, 2020

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the period for the Three and Nine Months Ended September 30, 2021, and the period from September 2, 2020 (Inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2021, and the period from September 2, 2020 (Inception) through September 30, 2020	3
	Unaudited Condensed Statement of Cash Flows for the Three and Nine Months Ended September 30, 2021, and the period from September 2, 2020 (Inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

SIGNATURES		23

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
H.I.G. ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,386	$30,103
Prepaid expenses	609,967	1,096,949

Total current assets	614,353	1,127,052
Investments held in Trust Account	363,978,513	363,951,287

Total assets	$364,592,866	$365,078,339

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,615,714	$58,206
Accrued expenses	289,009	98,579
Due to related party	21,683	—

Total current liabilities	1,926,406	156,785
Deferred underwriting commissions	12,738,075	12,738,075
Derivative warrant liabilities	12,573,087	23,995,840

Total liabilities	27,237,568	36,890,700

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 36,394,500 shares at redemption value of $10 per share	363,945,000	363,945,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 950,000,000 shares authorized; none issued or outstanding (excluding 36,394,500 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 95,000,000 shares authorized; 9,098,625 shares issued and outstanding	910	910
Additional paid-in capital	—	—
Accumulated deficit	(26,590,612)	(35,758,271)

Total shareholders’ deficit	(26,589,702)	(35,757,361)

Total Liabilities and Shareholders’ Deficit	$364,592,866	$365,078,339

The accompanying notes are an integral part of these unaudited condensed financial statements.

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For The Period From September 2, 2020 (inception) through September 30, 2020
General and administrative expenses	$356,234	$2,192,319	$20,033
Administrative expenses - related party	30,000	90,000	—

Loss from operations	(386,234)	(2,282,319)	(20,033)
Interest income from investments held in Trust Account	9,176	27,225	—
Change in fair value of derivative warrant liabilities	8,308,783	11,422,753	—

Net Income (Loss)	$7,931,725	$9,167,659	$(20,033)

Weighted average shares outstanding of Class A ordinary shares	36,394,500	36,394,500	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.17	$0.20	$0.00

Weighted average shares outstanding of Class B ordinary shares	9,098,625	9,098,625	9,098,625

Basic and diluted net income per share, Class B ordinary shares	$0.17	$0.20	$0.00

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

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2021	For The Period From September 2, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$9,167,659	$(20,033)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(11,422,753)	—
Interest income from investments held in Trust Account	(27,225)	—
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	20,033
Changes in operating assets and liabilities:
Prepaid expenses	486,981	—
Accounts payable	1,557,508	—
Accrued expenses	190,430	—

Net cash used in operating activities	(47,400)	—

Cash Flows from Financing Activities:
Advances from related party	21,683	—

Net cash provided by financing activities	21,683	—

Net decrease in cash	(25,717)	—
Cash - beginning of period	30,103	—

Cash - end of period	$4,386	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$—	$30,255

Deferred offering costs included in accrued expenses	$—	$259,000

Deferred offering costs paid through promissory note — related party	$—	$206,500

Deferred offering costs paid through the issuance of ordinary shares to Sponsor	$—	$25,000

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
Going Concern Consideration
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 23, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.

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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K/A
filed by the Company with the SEC on December 29, 2021.
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
Note 2—Restatement of Previously Issued Financial Statement
The Company determined, at the closing of the Company’s Initial Public Offering including the exercise of the Over Allotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously classified as temporary equity the Class A ordinary shares subject to possible redemption to be equal to the redemption value of
$10.00 per Class A ordinary share, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001.

Management determined that the Class A ordinary shares issued during the Initial Public Offering including the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the temporary equity should include all Class A ordinary shares subject to possible redemption. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata between the Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
This reclassification adjustment resulted in no change in the Company’s total assets, liabilities, or operating results. See Note 1 regarding the ability of the Company to continue as a going concern as a result of the restatements.

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As of March 31, 2021
Condensed Balance Sheet	As Previously Reported	Restatement Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$326,642,880	$37,302,120	$363,945,000
Shareholders’ Equity
Class A ordinary shares, $0.0001 par value	$373	$(373)	$—
Class B ordinary shares, $0.0001 par value	$910	$—	$910
Additional paid-in capital	$11,186,032	$(11,186,032)	$—
Accumulated deficit	$(6,187,307)	$(26,115,715)	$(32,303,022)

	Three Months Ended March 31, 2021
Condensed Statement of Operations	As Previously Reported	Restatement Adjustment	As Restated
Weighted average shares outstanding of Class A ordinary shares	36,394,500	—	36,394,500
Basic and diluted net income per ordinary share, Class A	$—	$0.08	$0.08
Weighted average shares outstanding of Class B ordinary shares	9,098,625	—	9,098,625
Basic and diluted net loss per ordinary share, Class B	$0.38	$(0.30)	$0.08

	As of June 30, 2021
Condensed Balance Sheet	As Previously Reported	Restatement Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$324,423,570	$39,521,430	$363,945,000

Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	$395	$(395)	$—
Class B ordinary shares, $0.0001 par value	$910	$—	$910
Additional paid-in capital	$13,405,320	$(13,405,320)	$—
Accumulated deficit	$(8,406,622)	$(26,115,715)	$(34,522,337)

	Three Months Ended June 30, 2021
Condensed Statement of Operations	As Previously Reported	Restatement Adjustment	As Restated
Weighted average shares outstanding of Class A ordinary shares	36,394,500	—	36,394,500
Basic and diluted net loss per ordinary share, Class A	$—	$(0.05)	$(0.05)
Weighted average shares outstanding of Class B ordinary shares	9,098,625	—	9,098,625
Basic and diluted net loss per ordinary share, Class B	$(0.24)	$0.19	$(0.05)

	Six Months Ended June 30, 2021
Condensed Statement of Operations	As Previously Reported	Restatement Adjustment	As Restated
Weighted average shares outstanding of Class A ordinary shares	36,394,500	—	36,394,500
Basic and diluted net income per ordinary share, Class A	$—	$0.03	$0.03
Weighted average shares outstanding of Class B ordinary shares	9,098,625	—	9,098,625
Basic and diluted net loss per ordinary share, Class B	$0.13	$(0.10)	$0.03

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

1
1

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

1
2

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
In addition
, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly
Issued Price.
Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the Public Warrants for cash (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

1
3

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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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

1
4

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

1
5

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
The Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 1 has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly classified our Public Shares subject to possible redemption. We previously determined the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Public Shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
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
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon their evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of September 30, 2021, due to our inability to apply the nuances of the complex accounting standards relating to financial instruments that apply to our financial statements and preparation of financial statements in accordance with GAAP, which resulted in the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting” and elsewhere in this Quarterly Report. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cashflows for the period presented.
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
Changes in Internal Control Over Financial Reporting
In light of this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex securities and related accounting standards, including enhancing access to accounting literature and improving identification of third-party professionals with whom to consult regarding complex accounting applications. Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
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
filed with the SEC on March 30, 2021, Form
10-K/A
filed with the SEC on May 24, 2021 and Amendment No. 2 to Form
10-K/A
filed with the SEC on December 29, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: December 29, 2021	H.I.G. ACQUISITION CORP.

	By:	/s/ Timur Akazhanov
Name: Timur Akazhanov
	Title:	Chief Financial Officer