Form 10-K
period 2021-12-31
H.I.G. Acquisition Corp.
filed 2022-03-29
CIK 1823776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FOR
M
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Class A ordinary shares held by non-affiliates
of the registrant, based on the closing price of the Class A ordinary shares on The New York Stock Exchange (“NYSE”) on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $353,390,595.
As of March 29, 2022, 36,394,500 Class A ordinary shares, par value $0.0001, and 9,098,625 Class B ordinary shares, par value $0.0001, were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTOR SUMMARY
This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s and board of director’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; and

•	or our financial performance following our initial public offering.
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

Risk Factor Summary
We are a blank check company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Report. Such risks include, but are not limited to:

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

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
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
We intend to identify and acquire a business that complements the experience and expertise of our management team, our board of directors and H.I.G. Capital. We believe that we are well positioned to capitalize on the significant volume of transaction opportunities that H.I.G. Capital consistently generates but is not currently pursuing via its existing strategies and vehicles. H.I.G. Capital has in the past declined to pursue potential investment opportunities that offered attractive risk-adjusted returns that would have been relevant to our acquisition strategy because those opportunities were not within size parameters of H.I.G. Capital’s existing funds. H.I.G. Capital’s deep industry experience and historical success of value creation in businesses position us well to identify, evaluate, and manage these larger businesses. By leveraging management’s and our board of director’s extensive operating expertise, we believe we can identify critical “value creation” drivers needed to help companies realize their full potential.
H.I.G. Capital was founded in 1993 by Sami Mnaymneh and Tony Tamer, each of whom are currently
Co-CEOs
of H.I.G. Capital. As of March 1, 2022, H.I.G. Capital managed approximately $47 billion of capital under management, or aggregate capital commitments of private funds and accounts, across multiple investment fund strategies, including private equity, growth equity, credit and real assets. With offices in the U.S. (Miami, New York, Boston, Los Angeles, Stamford, San Francisco, Dallas, Chicago and Atlanta), Europe (London, Paris, Hamburg, Luxembourg, Madrid and Milan) and Latin America (Rio de Janeiro, Sao Paolo and Bogota), H.I.G. Capital’s approximately 500 dedicated investment professionals bring a depth of experience and skills across a broad range of industries and transaction types.
Since its founding in 1993, H.I.G. Capital has executed over 1,000 investments and managed more than 380 companies worldwide. Over its
29-year
history, H.I.G. Capital has maintained a successful investment track record across multiple investment cycles and changing macroeconomic environments, including the September 11 attacks and the financial crisis of 2008. H.I.G. Capital identifies intrinsic “value creation” drivers needed to help companies realize their full potential, including implementing impactful operational efficiency improvements, significantly scaling the business through acquisitions, strategically repositioning the business, and investing capital and other resources to increase capabilities and expand market penetration. By identifying, executing and integrating accretive acquisitions and financing them efficiently, H.I.G. Capital’s investment professionals work to help businesses further cement their market leadership position. H.I.G. Capital’s investment professionals collaborate with management to optimize the go-to-market
strategy and cost structure, assist in diversifying into ancillary products and markets and divest non-core
businesses. H.I.G. Capital’s investment professionals collaborate with management to streamline and prioritize strategic initiatives and establish detailed and consistent frameworks to track the progress of such initiatives.

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
Timur Akazhanov serves as our Chief Financial Officer. He is a Managing Director of H.I.G. Technology Partnersand was previously the Managing Director of the Advantage Fund, where he focused on investing in telecommunications, media and technology sectors, as well as tech- enabled services sectors. Mr. Akazhanov has more than a decade of experience in private equity in a broad range of industries, including technology, services, education, industrials, media and healthcare. Prior to joining H.I.G. Capital, Mr. Akazhanov was a Managing Director in the Private Equity Group at Blackstone for seven years, and before that worked at Bain Capital and McKinsey and Company. Mr. Akazhanov earned his M.B.A. from Harvard Business School, where he was a Baker and a Ford scholar, and his A.B. in Economics, magna cum laude, from Harvard College.
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

H.I.G.'s ~190 Investment Professionals Outside of Private Equity
H.I.G.'s ~310 Global Private Equity Professionals
H.I.G. Acquisition Corp Management Team
H.I.G.'s ~25-person Business Development Team
H.I.G. Acquisition Corp
Extensive In-House Operating Experience
Executives from ~260 Sold Portfolio Companies
Knowledge and Resources From ~160 Current Portfolio Companies
Significant Back Office Support
HR
Marketing
PR
IT

Key components of our business strategy include:
Leverage the H.I.G. Capital Platform to Source Acquisition Targets
We plan to leverage H.I.G. Capital’s extensive deal-sourcing network built over the past 29 years. This sourcing network includes the relationships of its approximately 500 investment professionals located in nine countries, approximately 25 dedicated in-house
sourcing professionals in its Business Development group, senior advisors, and a proprietary database of tens of thousands of deal sourcing intermediaries. We believe the power of the H.I.G. Capital platform provides access to investment opportunities which, in many instances, may not be available to others.
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
Broad Experience Across Industries and Sectors
We believe that in today’s investing environment, deep
in-house
industry knowledge is essential in identifying promising investment opportunities and macroeconomic trends and building strong, effective partnerships with businesses. H.I.G. Capital has executed approximately 420 private equity transactions across a wide range of industries, including Software & Technology, Healthcare, Media & Telecom, Business Services, Industrials, Consumer, Food & Beverage, Chemicals, and Transportation & Logistics. We intend to apply this accumulated intellectual capital, as well as our network of former and current portfolio companies, for the purpose of selecting the best investment idea.
Utilize Operating Expertise to Partner with the Acquired Business to Drive Value Creation
We plan to capitalize on H.I.G. Capital’s extensive operational and strategic experience to enhance the business’ performance. We believe that this experience will enable us to recognize inherent value in the business and, in conjunction with management, create a comprehensive business plan to realize this value. We believe that H.I.G. Capital’s dedicated investment professionals have the relevant backgrounds and track records of designing and implementing effective strategic operating plans, including both operational performance improvement and topline growth, organically and through synergistic add-on
acquisitions. Further, we believe that H.I.G. Capital’s experience with and access to debt and equity capital markets will enhance value creation opportunities at the target company through efficient capital structure management. In addition to H.I.G. Capital’s investment professionals, we will leverage the operational experience of executives from approximately 260 exited portfolio companies, dedicated senior advisors, and senior in-house
vertical resources across marketing, information technology, human capital and other functional areas. Upon identification of a business combination opportunity, our management team and our board of directors will draw on the operating expertise of H.I.G. Capital’s investment professionals and advisors to conduct effective due diligence, develop and implement accretive commercial and operational initiatives, and identify and execute accretive add-on
acquisitions at the target company.

Unique Investment Approval Process
All H.I.G. Capital investments are subject to a rigorous internal investment approval process that has been developed and fine-tuned over the course of 29 years and across over 380 private equity investments. We will follow the same process when we identify a target of interest. Over the course of a transaction, our team will meet with the same key decision makers that review H.I.G. Capital’s investments multiple times to present due diligence findings, transaction structure and valuation, and investment merits and risks. H.I.G. Capital’s investment professionals with relevant expertise will work closely with our team to understand and focus on the key issues, develop a transaction structure and valuation proposal. Ultimately, we will prepare a formal presentation to facilitate approval of the transaction, including valuation and terms. Final investment decision will be approved by a group of key decision makers comprised of Mr. Mnaymneh, Mr. Tamer, Mr. Rosen, Mr. Schwartz, Doug Berman, Executive Managing Director and the Head of H.I.G. Capital’s U.S. Private Equity, and Mr. Wolfson.
Key Investment Decision Makers
Sami Mnaymneh is a Founder and
Co-CEO
of H.I.G. Capital. He has directed the firm’s development since its founding in 1993 and approves all capital commitments made by H.I.G. Capital. Prior to founding H.I.G. Capital, Mr. Mnaymneh was a Managing Director with The Blackstone Group in New York. Prior to that, he was a Vice President in the Mergers and Acquisitions department at Morgan Stanley & Co. Mr. Mnaymneh earned his J.D. and an M.B.A., with honors, from Harvard Law School and Harvard Business School and his B.A., summa cum laude, from Columbia University, where he graduated first in his class.
Tony Tamer is a Founder and
Co-CEO
of H.I.G. Capital. He has directed H.I.G. Capital’s development since its founding in 1993 and approves all capital commitments made by the firm. Mr. Tamer has led a number of successful investments at H.I.G. Capital in both the management buyouts and growth capital arenas. He has extensive experience working with and coaching early stage and middle-market companies. Prior to H.I.G. Capital, Mr. Tamer was partner at Bain & Company. Mr. Tamer has extensive operating experience that he gained from marketing, engineering and manufacturing positions at Hewlett-Packard and Sprint Corporation. Mr. Tamer earned his M.B.A. from Harvard Business School, and his Masters in Electrical Engineering from Stanford University. He earned his undergraduate degree from Rutgers University.
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
Financial Position
As of December 31, 2021, we had $363,987,687 million held in the trust account, including $12.7 million that will be paid using funds in the trust account upon the consummation of the initial business combination for the deferred underwriting fees in connection with our initial public offering and the underwriter’s partial exercise of their over-allotment option. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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
We will be required to evaluate our internal control procedures for the fiscal year ended December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
In recent months, the market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak.
The ongoing
COVID-19
pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination and our ability to successfully consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of
COVID-19
and the continued actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.
In addition, our ability to consummate a transaction may be dependent on our ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including increased market volatility or decreased market liquidity in third party financing being unavailable on terms acceptable to us or at all.
Finally, a sustained or prolonged
COVID-19
resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.
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
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
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
As of December 31, 2021, we had $4,311 in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, will be sufficient to allow us to operate for 24 months from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and that our sponsor will provide working capital loans beyond a twelve month period from the issuance of the financial statements included in this Report. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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
Although we previously have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
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
Section 404 of the Sarbanes-Oxley Act requires that we now evaluate and report on our system of internal controls beginning in this Annual Report on Form
10-K.
As we have not been deemed to be a large accelerated filer or an accelerated filer and continue to qualify as an emerging growth company, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
We have previously identified a material weakness in our internal control over financial reporting related to our application of ASC 480-10-S99-3A to our accounting classification of the Class A ordinary shares we issued in connection with our initial public offering in October 2020 and restated financial statements for the affected periods.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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
which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting related to the accounting of complex financial instruments.
As a result of a material weakness in our internal control over financial reporting, we have restated our previously issued financial statements for affected periods in 2020 and in 2021. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.”
As a result of such material weakness, the restatements, the changes in accounting for the warrants, the change in the reclassification of the Public Shares and other matters raised, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
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
As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Form
10-K
are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification
815-40,
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
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s Accounting Standards update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 23, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “HIGA,” “HIGA.U” and “HIGA.WS,” respectively. Our units commenced public trading on October 21, 2020. Our Class A ordinary shares and warrants began separate trading on December 11, 2020.
(b) Holders
On December 31, 2021, there was 1 holder of record of our units, 2 holders of record of our Class A ordinary shares, 5 holders of our Class B ordinary shares and 3 holders of our warrants.
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
None.
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Reserved

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
Liquidity and Capital Resources
Going Concern Consideration
As of December 31, 2021, we had $4,311 in our operating bank accounts and a working capital deficiency of $1,928,665. Further, we have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

Through December 31, 2021, our liquidity needs have been satisfied due to the Sponsor paying approximately $1,202,797 of our expenses on our behalf, and the net proceeds from the consummation of the private placements not held in the trust account. We fully repaid the balance of the promissory note on October 23, 2020. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us with loans up to $4.5 million to the Company may require (“Working Capital Loans”). As of December 31, 2021, there was no outstanding balance under the Working Capital Loans.
We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 23, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.
Results of Operations
Our entire activity for the year ended December 31, 2021 was in preparation for our initial public offering and, since the consummation of our initial public offering, the search for a prospective target business. We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with any proposed transactions. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the year ended December 31, 2021, we had a net income of $8,311,104 which consists of operating costs of $2,898,932, unrealized gain on marketable securities held in the Trust Account of $36,400, and a gain from the decrease in fair value of derivative warrant liabilities of $11,173,636.
For the year ended December 31, 2020, we had a net loss of $9,642,556, which consists of formation and operating costs of $323,233, unrealized gain on marketable securities held in the Trust Account of $6,287, transaction costs allocated to derivative warrant liability of $586,610, and loss from the increase in fair value of derivative warrant liabilities of $8,739,000.
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
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income (loss) are shared pro rata between the two classes of shares as long as the Business Combination is consummated. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value.
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

Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements. See Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10 K for additional information regarding these and our other significant accounting policies.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account are invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 8. Financial Statements and Supplementary Data
Reference is made to Pages
F-1
through
F-19
comprising a portion of this Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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

Management’s Report on Internal Control Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of the date of this Annual Report on Form
10-K,
our directors and officers are as follows:

Name	Age	Position
Brian Schwartz	55	Chief Executive Officer and Director
Rob Wolfson	50	President and Director
Timur Akazhanov	41	Chief Financial Officer
Richard Siegel	57	Vice President and General Counsel
Andreas Beroutsos	56	Director
William E. Mitchell	78	Director
Christopher O’Connell	56	Director
Sidney Taurel	74	Director
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
Timur Akazhanov
serves as our Chief Financial Officer. He is a Managing Director of H.I.G. Technology Partners and was previously the Managing Director of the Advantage Fund, where he focused on investing in telecommunications, media and technology sectors, as well as tech- enabled services sectors. Mr. Akazhanov has more than a decade of experience in private equity in a broad range of industries, including technology, services, education, industrials, media and healthcare. Prior to joining H.I.G. Capital, Mr. Akazhanov was a Managing Director in the Private Equity Group at Blackstone for seven years, and before that worked at Bain Capital and McKinsey and Company. Mr. Akazhanov earned his M.B.A. from Harvard Business School, where he was a Baker and a Ford scholar, and his A.B. in Economics, magna cum laude, from Harvard College.

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
William E. Mitchell
has been a member of our board of directors since October 2020. Mr. Mitchell is a founder and managing partner at Sequel Venture Partners, a position he has held since 2010. Mr. Mitchell is also a partner with Sage Partners, a consulting firm comprised of experienced senior executives specializing in corporate governance and venture acceleration. Prior to this, Mr. Mitchell was the chairman and chief executive officer of Arrow Electronics, a Fortune 125 company and a provider of distribution and supply chain services to the technology sector. Prior to his role at Arrow Electronics, Mr. Mitchell held senior executive roles at various technology companies. In the last five years, Mr. Mitchell was on the board of many publicly-traded companies, including Humana Inc., a healthcare company (2009-2019); Veritiv Corporation, an industrial packaging company (2014-2020); Spansion, Inc., a flash memory supplier (2012-2016); Rogers Corp., a diversified provider of advanced materials solutions (1994-2017); and The Brown-Forman Corp (2009-2016), a manufacturer of adult alcoholic beverages. Mr. Mitchell is currently on the board of Clover Wireless, a provider of aftermarket services to the communications industry. Mr. Mitchell has served on various other public, private, for profit, and not for profit boards of directors in the past. Mr. Mitchell is also the Chairman of the board of the UCLA Technology Development Corporation that has fiduciary responsibility for the UCLA Intellectual Property portfolio. Mr. Mitchell received his master of science in engineering from the University of Michigan and his B.S. in engineering from Princeton University. We believe Mr. Mitchell’s qualifications to serve on our board of directors include his over 30 years of executive leadership experience and over 20 years of experience as a board member of numerous public, private and non-profit
companies, including experience chairing audit, nominating and compensation committees of those boards.

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
Sidney Taurel
has been a member of our board of directors since October 2020. Mr. Taurel is the chairman of the board of Pearson plc, a provider of digital education products and services, a position he has had since 2016. In this role, he is the chairman of the nomination & governance committee and a member of the remuneration committee. Mr. Taurel is also the chairman emeritus at Eli Lilly and Company, a pharmaceutical company, a position he has held since 2009. Mr. Taurel began working for Eli Lilly in 1971. He was named president of Eli Lilly International Corporation in 1986, executive vice president of the Pharmaceutical Division in 1991, executive vice president of Eli Lilly and Company in 1993, and president and chief operating officer in 1996. He was named chief executive officer of Eli Lilly and Company in 1998 and chairman in 1999. Mr. Taurel retired as chief executive officer in early 2008 and as chairman in late 2008. Mr. Taurel also serves on the Audit and Finance Committee of the Association of Tennis Professionals (ATP), a position he has held since 2021. In the last five years, Mr. Taurel was also on the board of the publicly traded company International Business Machines Corp. (IBM), a computer company (2001-2021). Mr. Taurel also served as a senior advisor in the private equity and investment banking sector, has received three U.S. presidential committee appointments in the past and is an officer in the French Legion of Honor. Mr. Taurel is a member of the Board of Overseers at Columbia Business School. Mr. Taurel received his M.B.A. from Columbia Business School and his undergraduate degree from Ecole des Hautes Etudes Commerciales in Paris, France. We believe Mr. Taurel’s qualifications to serve on our board of directors include his extensive executive leadership experience, experience as a chairman and member of boards of several public companies in diverse industries and experience with nomination and governance committees on public company boards.
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
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Brian Schwartz	H.I.G. Capital, LLC	Asset Management	Co-President
	Investment Committees of H.I.G. Capital, LLC funds	Asset Management	Committee Member
	Certain H.I.G. Capital Committees Certain	Asset Management	Committee Member
	Portfolio Companies of H.I.G. Capital, LLC	Asset Management	Board Member
Rob Wolfson	H.I.G. Capital, LLC	Asset Management	Executive Managing Director; Head of H.I.G. Advantage Fund; Head of U.S. Healthcare
	Investment Committees of H.I.G. Capital, LLC funds	Asset Management	Committee Member
	Certain H.I.G. Capital Committees Certain	Asset Management	Committee Member
	Portfolio Companies of H.I.G. Capital, LLC	Asset Management	Board Member
	Certain family real estate LLCs	Real Estate	Member-Manager
	Northwestern University’s School of Education and Social Policy	Education Institution	Advisory Board Member

Individual	Entity	Entity’s Business	Affiliation
Timur Alkazhanov	H.I.G. Capital, LLC	Asset Management	Managing Director of H.I.G. Technology Partners

	Family-Owned LLC	Real Estate	Member Manager

Richard Siegel	H.I.G. Capital, LLC	Asset Management	General Counsel and Chief Compliance Officer
	Certain H.I.G. Capital Committees	Asset Management	Committee Member
	Certain Portfolio Companies of H.I.G. Capital, LLC	Asset Management	Board Member
	Outreach360	Non-Profit Organization	Board Member
Andreas Beroutsos	BW Group	Maritime Transportation and Energy Company	Managing Director
	Cadeler A/S	Offshore Wind Turbine Transportation and Installation	Board Member
	Certain BW Group Private Affiliates	Renewable Energy and Organic Fertilizers	Board Member
	Navigator Holdings Ltd.	Gas Transportation	Board Member
	PetSmart, Inc.	Pet Supplies Company	Board Member
William E. Mitchell	Sequel Venture Partners	Asset Management	Founder & Managing Partner
	UCLA Technology Development Group	Education and Technology Non-Profit	Chairman
	C-Combinator	Sargassum Harvesting and Product Company	Advisory Board Member
	4L Ultimate Topco Corp. d/b/a Clover Wireless	Communications Company	Board Member
	Sage Partners	Consulting Firm	Partner
Christopher O’Connell	Northwestern University’s Weinberg College of Arts and Sciences	Education Institution	Board of Visitors Member
	Northwestern University’s Chemistry of Life Processes Institute	Education Institution	Board of Advisors Member
	Ron Burton Training Village	Non-Profit Leadership Academy	Board Member
	New Mountain Capital	Private Equity Company	Senior Advisor
	Covaris, Inc.	Manufacturer of Life Sciences Technology	Executive Chairman
	Aceto Corporation	Virtual Manufacturer of Chemical Compounds	Director
	Revo Health	Managed-Services Company	Advisory Board Member
Sidney Taurel	Eli Lilly & Company	Pharmaceutical Company	Chairman Emeritus
	Association of Tennis Professionals	Governing Body of Men’s Professional Tennis	Audit and Finance Committee Member

Individual	Entity	Entity’s Business	Affiliation
	Pearson plc	Education and Publishing Company	Chairman
	Columbia Business School	Education Institution	Board of Overseers Member
	Taurel Associates LP	Investment Partnership	Partner
	EuroCapital Investors LLC	Investment Company	Chief Operating Officer
	Kathryn and Sidney Taurel Foundation Inc.	Family Foundation	Officer President
	Taurel Family Management Company	Family Real Estate Company	President
	Taurel Family Holdings, LLLP	Family Real Estate Company	Limited Partner
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

Item 11. Executive Compensation
Executive Officer and Director Compensation
Through December 31, 2021, none

of our executive officers or directors have received any cash compensation for services rendered to us.
Effective beginning the first quarter of 2022, each of our independent directors will receive cash director fees in an annual amount of $60,000, paid quarterly in arrears for each quarter in which such director serves on our board of directors.
Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, and cash director fees for independent directors, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 29, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary share; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 36,394,500 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 9,098,625 Class B ordinary shares outstanding as of March 29, 2022. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one
basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares			Class A ordinary shares
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class		Number of Shares Beneficially Owned	Approximate Percentage of Class
H.I.G. Acquisition Advisors, LLC (our sponsor)	8,958,625	98.5%		—	—
Directors and Officers
Brian Schwartz(2)	8,958,625	98.5%		—	—
Rob Wolfson(2)	8,958,625	98.5%		—	—
Timur Akazhanov	—	—		—	—
Richard Siegel	—	—		—	—
Andreas Beroutsos	35,000	*	%	—	—
William E. Mitchell	35,000	*	%	—	—
Christopher O’Connell	35,000	*	%	—	—
Sidney Taurel	35,000	*	%	—	—
All directors and officers as a group (8 individuals)	9,098,625	100%		—	—
Other Beneficial Holders
Integrated Core Strategies (US) LLC(3)	—	—		2,123,145	5.8%
Linden Capital L.P.(4)	—	—		2,427,842	6.7%
Arena Capital Advisors, LLC—CA(5)	—	—		2,295,280	5.5%
Glazer Capital, LLC(6)	—	—		3,006,419	8.3%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 1450 Brickell Avenue, 31st Floor, Miami, FL 33131.
(2)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by a board of managers that consists of Messrs. Schwartz and Wolfson.
(3)
Includes Class A ordinary shares beneficially held by Integrated Core Strategies (US) LLC, a Delaware limited liability company (“ICS”), Riverview Group LLC, a Delaware limited liability company (“RG”), ICS Opportunities, Ltd., a Cayman Islands exempted company (“ICSO”), ICS Opportunities II LLC, a Cayman Islands limited liability company (“ICSO II”), Integrated Assets, Ltd., a Cayman Islands exempted company (“IA”), Millennium International Management LP, a Delaware limited partnership (“MIM”), Millennium Management LLC, a Delaware limited liability company (“MI”), Millennium Group Management LLC, a Delaware limited liability company (“MGM”), and Israel Englander, the managing member of Millennium Group Management and a United States citizen (“Mr. Englander”), based solely on the Schedule 13G/A filed jointly by ICS, RG, ICSO, ICSO II, IA, MIM, MI, MGM, and Mr. Englander, with the SEC on February 1, 2022. The business address of each of ICS, RG, ICSO II, IA, MIM, MI, MGM, and Mr. Englander is Millennium Management LLC, 399 Park Avenue, New York, New York 10022.

(4)
Includes Class A ordinary shares beneficially held by Linden Capital L.P., a Bermuda limited partnership (“LCLP”), Linden GP LLC, a Delaware limited liability company (“LGP”), Linden Advisors LP, a Delaware limited partnership (“LALP”), and Siu Min Wong, the principal owner and controlling person of LALP and LGP and a Chinese and United States Citizen (“Mr. Wong”), based solely on the Schedule 13G/A filed by LCLP, LGP, LALP, and Mr. Wong on January 31, 2022. The principal business address for LCLP is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of LALP, LGP, and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

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
and Arena Capital Fund, LP—Series 16, a Delaware limited partnership
(“ACF-16”),
based solely on the Schedule 13G/A filed by ACA,
AF-A,
AF-B,
AF-C,
AF-E,
ACF-8,
and
ACF-16
on February 11, 2022. The principal business address for CA,
AF-A,
AF-B,
AF-C,
AF-E,
ACF-8,
and
AF-16
is 12121 Wilshire Blvd., Ste. 1010, Los Angeles, CA 90025.

(6)
Includes Class A ordinary shares beneficially held by Glazer Capital, LLC, a Delaware limited liability company (“GC”) with respect to Class A ordinary shares held by certain funds and managed accounts to which GC serves as investment manager (collectively, the “Glazer Funds”), and Paul J. Glazer, the Managing Member of GC with respect to the Class A ordinary shares held by the Glazer Funds and a United States Citizen (“Mr. Glazer”), based solely on the Schedule 13G filed by GC and Mr. Glazer on February 14, 2022. The principal business address for GC and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

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
Through December 31, 2021, no compensation of any kind, including finder’s and consulting fees, was paid to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket

expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket

expenses incurred by such persons in connection with activities on our behalf. Additionally, effective beginning the first quarter of 2022, each of our independent directors will receive cash director fees in an annual amount of $60,000, paid quarterly in arrears for each quarter in which such director serves on our board of directors.
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
Item 14. Principal Accounting Fees and Services
The following is a summary of fees paid to WithumSmith+Brown, PC, PCAOB ID 100, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit for the fiscal year 2021 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees for the fiscal years ended December 31, 2021 and December 31, 2020 totaled $112,840 and $76,735, respectively.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the fiscal year 2021 financial statements and are not reported under “Audit Fees.” For the fiscal year ended December 31, 2021, WithumSmith+Brown, PC did not render such services.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the fiscal year ended December 31, 2021, WithumSmith+Brown, PC did not render such services. The aggregate fees billed by WithumSmith+Brown, PC for tax fees for the fiscal years ended December 31, 2020 totaled $3,605. WithumSmith+Brown, PC did not render such services for the fiscal year ended December 31, 2021.

All Other Fees
. All other fees consist of fees billed for all other services. For the fiscal year ended December 31, 2021, WithumSmith+Brown, PC did not render any of these other services.
Pre-Approval
Policy
. Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report:
(1) Financial Statements
(2) Exhibits
We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(2)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)

4.2	Description of Registrant’s Securities.(3)

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(2)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.(2)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(2)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(2)

10.5	Administrative Services Agreement between the Company and the Sponsor.(2)

10.6	Promissory Note, dated as of September 3, 2020, between the Registrant and the Sponsor. (1)

10.7	Securities Subscription Agreement, dated September 3, 2020, between the Registrant and the Sponsor.(1)

10.8	Form of Indemnification Agreement.(1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on September 28, 2020
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021.
Item 16. Form
10-K
Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

H.I.G. ACQUISITION CORP.

/s/ Brian D. Schwartz
March 29, 2022	Name:	Brian D. Schwartz
	Title:	Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian D. Schwartz	Chief Executive Officer and Director	March 29, 2022
Brian D. Schwartz	(Principal Executive Officer)

/s/ Timur Akazhanov	Chief Financial Officer	March 29, 2022
Timur Akazhanov	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rob Wolfson	President and Director	March 29, 2022
Rob Wolfson

/s/ William E. Mitchell	Director	March 29, 2022
William E. Mitchell

/s/ Andreas Beroutsos	Director	March 29, 2022
Andreas Beroutsos

/s/ Christopher O’Connell	Director	March 29, 2022
Christopher O’Connell

/s/ Sidney Taurel	Director	March 29, 2022
Sidney Taurel

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
HIG Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of HIG Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and period from September 2, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the year ended December 31, 2021 and period from September 2, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 23, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/
WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 29, 2022
PCAOB ID Number 100

H.I.G. ACQUISITION CORP.
BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Cash	$4,311	$30,103
Prepaid expenses	495,072	1,096,949

Total current assets	499,383	1,127,052
Investments held in Trust Account	363,987,687	363,951,287

Total Assets	$364,487,070	$365,078,339

LIABILITIES , CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$645,385	$58,206
Accrued expenses	579,866	98,579
Due to related party	1,202,797	—

Total current liabilities	2,428,048	156,785
Deferred underwriting commissions	12,738,075	12,738,075
Derivative warrant liabilities	12,822,204	23,995,840

Total liabilities	27,988,327	36,890,700
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 36,394,500 shares at $10.00 per share	363,945,000	363,945,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 950,000,000 shares authorized; none issued and outstanding (excluding 36,394,500 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 95,000,000 shares authorized; 9,098,625 shares issued and outstanding	910	910
Additional paid-in capital	—	—
Accumulated deficit	(27,447,167)	(35,758,271)

Total shareholders’ deficit	(27,446,257)	(35,757,361)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$364,487,070	$365,078,339

The accompanying notes are an integral part of these financial statements.

H.I.G. ACQUISITION CORP.
STATEMENTS OF OPERATIONS

		For The Period From
		September 2, 2020
	For The Year Ended	(Inception) Through
	December 31, 2021	December 31, 2020
Formation and operating costs	$2,898,932	$323,233

Loss from operations	(2,898,932)	(323,233)
Change in fair value of derivative warrant liabilities	11,173,636	(8,739,000)
Financing costs - derivative warrant liabilities	—	(586,610)
Net gain from investments held in Trust Account	36,400	6,287

Net income (loss)	$8,311,104	$(9,642,556)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	36,394,500	11,128,897

Basic and diluted net income (loss) per share, Class A ordinary s hares subject to possible redemption	$0.18	$(0.49)

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	9,098,625	8,519,814

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.18	$(0.49)

The accompanying notes are an integral part of these financial statements.

H.I.G. ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the year ended December 31, 2021

	Ordinary Shares		Additional		Total
	Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	9,098,625	$910	$—	$(35,758,271)	$(35,757,361)
Net incom e	—	—	—	8,311,104	8,311,104

Balance as of December 31, 2021	9,098,625	$910	$—	$(27,447,167)	$(27,446,257)

H.I.G. ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the period from September 2, 2020 (Inception) through December 31, 2020

	Ordinary Shares		Additional		Total
	Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of September 2, 2020	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponso r	9,098,625	910	24,090	—	25,000
Accretion of Class A ordinary shares to redemption value	—	—	(24,090)	(26,115,715)	(26,139,805)
Net loss	—	—	—	(9,642,556)	(9,642,556)

Balance as of December 31, 2020	9,098,625	$910	$—	$(35,758,271)	$(35,757,361)

The accompanying notes are an integral part of these financial statements.

H.I.G. ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2021	For The Period From September 2, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities
Net Income (Loss)	$8,311,104	$(9,642,556)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Net gain from investments held in Trust Account	(36,400)	(6,287)
Change in fair value of derivative warrant liabilities	(11,173,636)	8,739,000
Financing costs allocated to derivative warrant liabilities	—	586,610
Changes in operating assets and liabilities:
Prepaid expenses	601,877	(1,096,949)
Accounts payable	587,179	58,206
Accrued expenses	481,287	13,579

Net cash used by operating activities	(1,228,589)	(1,323,397)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(363,945,000)

Net cash provided by investing activities	—	(363,945,000)

Cash Flows from Financing Activities
Advances from related party	1,202,797	—
Repayment of note payable to related party	—	(236,755)
Proceeds received from initial public offering, gross	—	363,945,000
Proceeds received from private placement	—	9,278,900
Offering costs paid	—	(7,688,645)

Net cash provided by financing activities	1,202,797	365,298,500

Net increase (decrease) in cash	(25,792)	30,103
Cash - beginning of period	30,103	—

Cash - end of period	$4,311	$30,103

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$85,000

Deferred offering costs paid through promissory note - related party	$—	$236,755

Deferred underwriting fees payable	$—	$12,738,075

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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period beginning September 2, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company has selected December 31 as its fiscal year end.
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

Going Concern Consideration
As of December 31, 2021, the Company had

$4,311 in its operating bank accounts and a working capital deficiency of $1,928,665. Further, the Company has incurred and expect
s
to continue to incur significant costs in pursuit of its acquisition plans.

Through December 31, 2021, the Company’s liquidity needs have been satisfied through the Sponsor paying approximately
$1,202,797

of the Company’s expenses on their behalf to fund the Company’s operation (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide the Company with up to
$4.5
million in Working Capital Loans (see Note 4). As of December 31, 2021, there was no outstanding balance under the Company’s Working Capital Loans.
The Company may not have sufficient liquidity to meet its anticipated obligations over the next year from the issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 23, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.
Basis of presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not
have cash equivalents as of December 31, 2021 and December 31, 2020.
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
Fair Value of Financial Instruments
As of December 31, 2021 and 2020, the carrying values of cash, accounts payable, accrued expenses, and due to related parties, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet. As of December 31, 2021 and 2020, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to record the fair value for its investments in money market funds with published NAV.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Public Shares upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.6 million is included in financing cost -derivative warrant liabilities in the
2020
statement of operations and $20.2 million charged against the carrying value of the Public Shares.

Class A Ordinary Shares subject to possible redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Class A ordinary shares subject to possible redemption reflected on the balance sheets as December 31, 2021 and 2020 are reconciled in the following table:

Gross proceeds	$363,945,000
Less:
Deferred underwriting fees and other offering costs	(20,748,475)
Proceeds allocated to public warrants	(9,535,910)
Plus:
Total accretion of carrying value to redemption value	30,284,385

Class A ordinary shares subject to possible redemption	$363,945,000

Net income (loss) per ordinary share
Income (loss) per share of ordinary shares is computed by dividing net income (loss) by the weighted
average number of shares issued and outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase ordinary shares in the calculation of diluted income (loss) per share, as those instruments are not dilutive.
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Income (loss) are shared pro rata between the two classes of shares as long as an Initial Business Combination is consummated. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. For the year ended December 31, 2021 and the period from September 2, 2020 (inception) through December 31, 2020, the Company did
no
t

have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the income (loss) of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

	For The Year Ended December 31, 2021	For The Period From September 2, 2020 (Inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares	$6,648,883	$(5,461,478)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	36,394,500	11,128,897

Basic and diluted net income (loss) per share, Redeemable Class A Ordinary Shares	$0.18	$(0.49)

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$1,662,221	$(4,181,078)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	9,098,625	8,519,814

Basic and diluted net income (loss) per share, Non-Redeemable Class B Ordinary Share s	$0.18	$(0.49)

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
at the end of each reporting period.
The Company issued 10,833,333 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 5,666,667
Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. The Public Warrants were subsequently measured by using the listed trading price, and the Private Placement Warrants were valued by referencing the trading value of the Public Warrants.
Income taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Recent accounting pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU 2020- 06”) to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for public companies for fiscal years beginning after December 15, 2021, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU
2020-06
effective on January 1, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3. INITIAL PUBLIC OFFERING
On October 23, 2020, the Company consummated the Initial Public Offering of 32,500,000 Units, at $10.00 per Unit, generating gross proceeds of $325.0 million, and incurring offering costs of approximately $18.6 million, inclusive of approximately $11.4 million in deferred underwriting commissions. The underwriter wa
s granted a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,875,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On November 25, 2020, the underwriters partially exercised the over-allotment option and on December 1, 2020, purchased an additional 3,894,500 Over-Allotment Units, generating gross proceeds of approximately $38.9 million, and incurring additional offering costs of approximately $2.1 million in underwriting fees (inclusive of approximately $1.4 million in deferred underwriting fees).
Each Unit consists of one Class A ordinary share, and
one-third
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 5).
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
The Company repaid this Note in full on October 23, 2020 and borrowings under the Note are no longer available to the Company.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $4.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021
 and 2
020
, the Company did not have any outstanding balance under the Working Capital Loans.
Due to Related Party
The Sponsor has agreed to pay for the Company’s expenses on their behalf. As of December 31, 2021, approximately $1,202,797 was due to the Sponsor. The Company did not have an outstanding balance due to the Sponsor as of December 31, 2020.
Administrative Services Agreement
On October 23, 2020, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and the period from September 2, 2020 (inception) through December 31, 2020, the Company incurred approximately
$120,000 and
$20,000
, respectively, for these services which is included in Administrative expenses—related party on the accompanying statement of operations. There was

$120,000
and $20,000

outstanding under the agreement as of December 31, 2021 and 2020, respectively.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 6. DERIVATIVE WARRANT LIABILITIES
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020
, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 950,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021

a
nd
2020
, there were 36,394,500 Class A ordinary shares issued or outstanding, including 36,394,500 Class A ordinary shares subject to possible redemption.
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

NOTE 8. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$363,987,687	$—	$—	$363,987,687
Liabilities:
Public Warrants	$8,492,050	$—	$—	$8,492,050
Private Placement Warrants	—	4,330,154	—	4,330,154

Total liabilities	$8,492,050	$4,330,154	$—	$12,822,204

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$363,951,287	$—	$—	$363,951,287
Liabilities:
Public Warrants	$16,223,222	$—	$—	$16,223,222
Private Placement Warrants	—	7,772,618	—	7,772,618

Total liabilities	$16,223,222	$7,772,618	$—	$23,995,840

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 2020. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a loss resulting from an increase in the fair value of liabilities of approximately $8.7 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations for the period ended December 31, 2020. For the year ended December 31, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately
$11.2 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.
Except as described below
, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Following approval of a cash director fee program for independent directors by the board subject to compensation committee review and approval, on March 28th, the compensation committee approved fees to be paid to our independent directors in cash in an amount of $60,000 per year, payable quarterly in arrears, beginning in the first quarter of 2022.