Form 10-Q
period 2022-03-31
H.I.G. Acquisition Corp.
filed 2022-05-16
CIK 1823776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A	HIGA.U	New York Stock Exchange
ordinary share, $0.0001 par value, and one-third of one redeemable warrant
Class A ordinary shares included as part of	HIGA	New York Stock Exchange
the units
Redeemable warrants included as part of	HIGA WS	New York Stock Exchange
the units
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
1
6
, 2022
,
36,394,500 Class A ordinary shares, par value $0.0001 per share, and 9,098,625 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

H.I.G. ACQUISITION CORP
Form
10-Q
For the three months ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
H.I.G. ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$4,186	$4,311
Prepaid expenses	343,001	495,072

Total current assets	347,187	499,383
Investments held in Trust Account	364,020,136	363,987,687

Total Assets	$364,367,323	$364,487,070

LIABILITIES , CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$696,996	$645,385
Due to related party	1,354,820	1,202,797
Accrued expenses	628,356	579,866

Total current liabilities	2,680,172	2,428,048
Deferred underwriting commissions	12,738,075	12,738,075
Derivative warrant liabilities	6,381,794	12,822,204

Total liabilities	21,800,041	27,988,327

Commitments and Contingencies (Note 4)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 36,394,500 shares at $10.00 per share (1)	363,945,000	363,945,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 950,000,000 shares authorized; none issued or outstanding (excluding 36,394,500 shares subject to possible redemption) (1)	—	—
Class B ordinary shares, $0.0001 par value; 95,000,000 shares authorized; 9,098,625 shares issued and outstanding	910	910
Additional paid-in capital (1)	—	—
Accumulated deficit (1)	(21,378,628)	(27,447,167)

Total shareholders’ deficit (1)	(21,377,718)	(27,446,257)

Total Liabilities and Shareholders’ Deficit	$364,367,323	$364,487,070

(1)	March 31, 2021 values were restated in Note 2 of the Company’s form 10-Q/A for September 30, 2021 as filed with the SEC on December 29, 2021.
The accompanying notes are an integral part of these condensed financial statements.

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
General and administrative expenses	$374,320	$1,286,256
Administrative expenses – related party	30,000	30,000

Loss from operations	(404,320)	(1,316,256)
Change in fair value of derivative warrant liabilities	6,440,410	4,762,530
Net gain from investments held in Trust Account	32,449	8,975

Net income	$6,068,539	$3,455,249

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	36,394,500	36,394,500

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption (1)	$0.13	$0.08

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	9,098,625	9,098,625

Basic and diluted net income per share, Class B non-redeemable ordinary shares (1)	$0.13	$0.08

(1)	March 31, 2021 values were restated in Note 2 of the Company’s form 10-Q/A for September 30, 2021 as filed with the SEC on December 29, 2021.
The accompanying notes are an integral part of these unaudited condensed financial statements.

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Ordinary Shares		Additional		Total
	Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	9,098,625	$910	$—	$(27,447,167)	$(27,446,257)
Net incom e	—	—	—	6,068,539	6,068,539

Balance as of March 31, 2022 (unaudited)	9,098,625	$910	$—	$(21,378,628)	$(21,377,718)

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Ordinary Shares		Additional		Total
	Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital (1)	Deficit (1)	Deficit (1)
Balance as of January 1, 2021	9,098,625	$910	$—	$(35,758,271)	$(35,757,361)
Net incom e	—	—	—	3,455,249	3,455,249

Balance as of March 31, 2021 (unaudited)	9,098,625	$$910	$—	$(32,303,022)	$(32,302,112)

(1)	March 31, 2021 values were restated in Note 2 of the Company’s form 10-Q/A for September 30, 2021 as filed with the SEC on December 29, 2021.
The accompanying notes are an integral part of these unaudited condensed financial statements.

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net income	$6,068,539	$3,455,249
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(32,449)	(8,975)
Change in fair value of derivative warrant liabilities	(6,440,410)	(4,762,530)
Changes in operating assets and liabilities:
Prepaid expenses	152,071	164,077
Accounts payable	51,611	1,166,201
Accrued expenses	48,490	(60,829)
Due to related party	152,023	21,280

Net cash used in operating activities	(125)	(25,527)

Net decrease in cash	(125)	(25,527)
Cash - beginning of period	4,311	30,103

Cash - end of period	$4,186	$4,576

The accompanying notes are an integral part of these unaudited condensed financial statements.

H.I.G. ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Description of Organization, Business Operations and Basis of Presentation
Organization and General
H.I.G. Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on September 2, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 2, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination.
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
2a-7
under the Investment Company Act, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Over- Allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act
.
The Company will provide the holders of its Class A ordinary shares (the “Public Shareholders”), par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
5
). These Public Shares have been classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against or vote at all for the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and each member of the Company’s management team have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.

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
Going Concern Consideration
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 23, 2022 to consummate a Business Combination. As of March 31, 2022, the Company had $4,186 in its operating bank accounts and a working capital deficiency of $2,332,985. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
Through March 31, 2022, the Company’s liquidity needs have been satisfied through the Sponsor paying approximately $1,354,820 of the Company’s expenses on their behalf to fund the Company’s operation (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide the Company with up to $4.5 million in Working Capital Loans (see Note 4). As of March 31, 2022, there was no outstanding balance under the Company’s Working Capital Loans.

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
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K
filed by the Company with the SEC on March 29, 2022.
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
Note 2—Summary of Significant Accounting Policies
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
As of March 31, 2022, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (which are discussed in Notes 3, 4, 5, 6 and 8) are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been determined using the traded value of the Public Warrants each measurement date, as the Private Placement Warrants have substantially the same terms as the Public Warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 36,394,500 Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
Income Taxes
FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,317,434 shares of the Company’s ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares since Initial Business Combination is the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. For the three months ended March 31, 2022 and March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the income of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2022	March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares	$4,854,831	$2,764,199
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	36,394,500	36,394,500

Basic and diluted net income per share, Redeemable Class A Ordinary Shares	$0.13	$0.08

Non-Redeemable Class B Ordinary Shares
Numerator: Net income allocable to non-redeemable Class B Ordinary Shares	$1,213,708	$691,050
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	9,098,625	9,098,625

Basic and diluted net income per share, Non- Redeemable Class B Ordinary Shares	$0.13	$0.08

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
Each Unit consists of one Class A ordinary share, and
one-third
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
6
).

Note 4—Related Party Transactions
Founder Shares
On September 3, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 19,406,250 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On September 28, 2020, the Sponsor effected a surrender of 6,468,750 Founder Shares to the Company for no consideration. On October 15, 2020, the Sponsor effected a surrender of 3,593,750 Founder Shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 9,343,750 shares. All shares and associated per share amounts have been retroactively restated to reflect all shares surrendered. The Sponsor agreed to forfeit up to 1,218,750 Founder Shares to the extent that the over-allotment option is not exercised in full by the
U
nderwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The
U
nderwriters partially exercised their over-allotment option on November 25, 2020; thus, only 245,125 shares of Class B ordinary shares were forfeited in conjunction with the
U
nderwriters’ partial exercise of the over-allotment. The Sponsor transferred to four independent directors of the Company an aggregate of 35,000 Founder Shares each, for a total of 140,000 shares, in September 2020.
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
Related Party Loans
On September 3, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $237,000 under the Note. The Company repaid this Note in full on October 23, 2020, and borrowings are no longer available under the Note.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $4.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company did not have any outstanding balance under the Working Capital Loans.
Administrative Services Agreement
On October 23, 2020, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For each of
the three months ended March 31, 2022 and March 31, 2021, the Company incurred approximately $30,000 for these services which is included in Administrative expenses — related party on the accompanying condensed statements of operations. There was approximately $150,000 and $120,000 in administrative services fees under the agreement included in the Due to Related Party balance as of March 31, 2022 and December 31, 2021, respectively.

Cash Director Fee Program
On March 28, 2022, the Compensation Committee of the Board of Directors approved a cash director fee program for independent directors. Under the program, the Company’s independent directors will be paid $60,000 per year, payable quarterly in arrears, beginning in the first quarter of 2022. As of March 31, 2022, $15,000 was charged to accrued expenses for cash director fees incurred during the period.
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
Underwriting Agreement
The Company granted the
U
nderwriters a
45-day
option from the final prospectus relating to the Initial Public Offering to purchase up to 4,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 25, 2020, the
U
nderwriters partially exercised the over-allotment option and on December 1, 2020, purchased an additional 3,894,500 Over-Allotment Units, generating gross proceeds of approximately $38.9 million, and incurring additional offering costs of approximately $2.1 million in underwriting fees (inclusive of approximately $1.4 million in deferred underwriting fees).
The
U
nderwriters were entitled to an underwriting discount of $0.20 per unit, or $7.3 million in the aggregate, paid upon the closing of the Initial Public Offering and Over-Allotment. In addition, $0.35 per unit, or approximately $12.7 million in the aggregate will be payable to the
U
nderwriters for deferred underwriting commissions. The deferred fee will become payable to the
U
nderwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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
Note 6—Derivative Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company
had
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
Once the warrants become exercisable, the Company may redeem the Public Warrants for cash (except with respect to the Private Placement Warrants)

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
Note 7—Shareholders’ Deficit
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares —
The
 Company is authorized to issue
950,000,000
Class A ordinary shares with a par value of $
0.0001
per share. As of March 31, 2022 and December 31, 2021, there were
36,394,500
Class A ordinary shares issued and outstanding. All of the outstanding Class A ordinary shares were subject to possible redemption at March 31, 2022 and December 31, 2021, and therefore classified outside of permanent equity.
Class
 B Ordinary Shares —
The Company is authorized to issue 95,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 3, 2020, the Company issued 19,406,250 Class B ordinary shares to the Sponsor. On September 28, 2020, the Sponsor effected a surrender of 6,468,750 Class B ordinary shares to the Company for no consideration. On October 15, 2020, the Sponsor effected a surrender of 3,593,750 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 9,343,750 shares. All shares and associated per share amounts have been retroactively restated to reflect the share surrenders. Of the 9,343,750 shares outstanding, up to 1,218,750 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the holders of Founder Shares prior to the Initial Public Offering will collectively own approximately 20.0% of the Company’s issued and outstanding ordinary shares. The underwriters partially exercised their over-allotment option on December 1, 2020; thus, 245,125 shares of Class B ordinary shares were forfeited in conjunction with the underwriters’ partial exercise of the over-allotment. (See Note
5
). Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as required by law. The Class B ordinary shares will automatically convert into Class A ordinary shares, provided, however, that such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note 8—Fair Value Measurements
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of March 31, 2022, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$364,020,136	$—	$—	$364,020,136
Liabilities:
Public Warrants	$4,226,615	$—	$—	$4,226,615
Private Placement Warrants	—	2,155,179	—	2,155,179

Total liabilities	$4,226,615	$2,155,179	$—	$6,381,794

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2022, or in the three months ended March 31, 2021. Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 2020. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. For the three months ended March 31, 2022 and March 31, 2021, the Company recognized gains to the statement of operations resulting from decreases in the fair value of derivative warrant liabilities of approximately $6.4 million and $4.8 million, respectively, which is presented as a change in the fair value of derivative warrant liabilities on the accompanying condensed statement of operations.

Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placements, approximately $363.9 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment and the Private Placements were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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

Liquidity and Capital Resources
As of March 31, 2022, we had $4,186 in our operating bank account, and working capital deficit of $2,332,985. Further, we have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans.
Through March 31, 2022, our liquidity needs have been satisfied due to the Sponsor paying approximately $1,354,820 of our expenses on our behalf, and the net proceeds from the consummation of the private placements not held in the trust account. We fully repaid the balance of approximately $237,000 related to the promissory note on October 23, 2020. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide the Company with loans up to $4.5 million (“Working Capital Loans”). As of March 31, 2022, there was no outstanding balance under the Working Capital Loans.
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
Results of Operations
Our entire activities since inception up to Initial Public Offering date was in preparation for our formation and closing of the Initial Public offering. Since our Initial Public Offering, our activities have been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended March 31, 2022, we had a net income of $6,068,539, which consisted of $404,320 in general and administrative expenses, offset by a $6,440,410 gain from the change in fair value of derivative warrant liabilities, and a $32,449 in net gain from investments held in Trust Account.
For the three months ended March 31, 2021, we had a net income of $3,455,249, which consisted of $1,316,256 in general and administrative expenses, offset by a $4,762,530 gain from the change in fair value of derivative warrant liabilities, and a $8,975 net gain from investments held in Trust Account.
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

Critical Accounting Policies
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at each of March 31, 2022 and December 31, 2021, 36,394,500 and Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redemption ordinary shares to equal the redemption value at the end of each reporting period.
Net Income per Ordinary Shares
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,317,434 of our ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares since an Initial Business Combination is the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per share as the redemption value approximates fair value.
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we no longer qualify as an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in investments in mutual funds invested in government securities with a maturity of 185 days or less or in that meet certain conditions under Rule
2a-7
under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.
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
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of our control environment, as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified (see “Item 9A. Controls and Procedures – Changes in Internal Control over Financial Reporting” contained in our Annual Report on Form
10-K
for the year ended December 31, 2021) and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of March 31, 2022.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
except as set forth below, there have been no material changes to the risk factors disclosed in our Form
10-K
filed with the SEC on March 29, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: May 16, 2022	H.I.G. ACQUISITION CORP.

	By:	/s/ Timur Akazhanov
Name: Timur Akazhanov
Title: Chief Financial Officer