Form 10-Q
period 2022-06-30
H.I.G. Acquisition Corp.
filed 2022-08-12
CIK 1823776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of
A
ugust 12, 2
022, 36,394,500 Class A ordinary shares, par value $0.0001 per share, and 9,098,625 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

H.I.G. ACQUISITION CORP
Form
10-Q
For the six months ended June 30, 2022 and period ended December 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)
H.I.G. ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$3,937	$4,311
Prepaid expenses	189,241	495,072

Total current assets	193,178	499,383
Investments held in Trust Account	364,482,454	363,987,687

Total Assets	$364,675,632	$364,487,070

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$156,812	$645,385
Due to related party	1,645,811	1,202,797
Accrued expenses	1,259,523	579,866

Total current liabilities	3,062,146	2,428,048
Deferred underwriting commissions	12,738,075	12,738,075
Derivative warrant liabilities	1,833,575	12,822,204

Total liabilities	17,633,796	27,988,327

Commitments and Contingencies (Note 4)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 36,394,500 shares at $10.01 and 10.00 per share as of June 30, 2022 and December 31, 2021, respectively (1)	364,382,453	363,945,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 950,000,000 shares authorized; none issued or outstanding (excluding 36,394,500 shares subject to possible redemption) (1)	—	—
Class B ordinary shares, $0.0001 par value; 95,000,000 shares authorized; 9,098,625 shares issued and outstanding	910	910
Additional paid-in capital (1)	—	—
Accumulated deficit (1)	(17,341,527)	(27,447,167)

Total shareholders’ deficit (1)	(17,340,617)	(27,446,257)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$364,675,632	$364,487,070

(1)	June 30, 2021 values were restated in Note 2 of the Company’s form 10-Q/A for September 30, 2021 as filed with the SEC on December 29, 2021.
The accompanying notes are an integral part of these unaudited condensed financial statements.

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Six Months Ended June 30, 2021
General and administrative expenses	$505,983	$549,830	$880,303	$1,836,085
Administrative expenses – related party	30,000	30,000	60,000	60,000

Loss from operations	(535,983)	(579,830)	(940,303)	(1,896,085)
Change in fair value of derivative warrant liabilities	4,548,219	(1,648,560)	10,988,629	3,113,970
Interest income from investments held in Trust Account	462,318	9,075	494,767	18,049

Net Income (loss)	$4,474,554	$(2,219,315)	$10,543,093	$1,235,934

Weighted average shares outstanding of Class A ordinary shares, basic and diluted (1)	36,394,500	36,394,500	36,394,500	36,394,500

Basic and diluted net income (loss) per share of Class A ordinary shares (1)	$0.10	$(0.05)	$0.23	$0.03

Weighted average shares outstanding of Class B ordinary shares, basic and diluted (1)	9,098,625	9,098,625	9,098,625	9,098,625

Basic and diluted net income (loss) per share of Class B ordinary shares (1)	$0.10	$(0.05)	$0.23	$0.03

(1)	June 30, 2021 values were restated in Note 2 of the Company’s form 10-Q/A for September 30, 2021 as filed with the SEC on December 29, 2021.
The accompanying notes are an integral part of these unaudited condensed financial statements.

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Ordinary Shares		Additional		Total
	Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	9,098,625	$910	$—	$(27,447,167)	$(27,446,257)
Net income	—	—	—	6,068,539	6,068,539

Balance as of March 31, 2022 (unaudited)	9,098,625	910	—	(21,378,628)	(21,377,718)

Accretion of Class A ordinary shares to redemption value	—	—	—	(437,453)	(437,453)
Net income	—	—	—	4,474,554	4,474,554

Balance as of June 30, 2022 (unaudited)	9,098,625	$910	$—	$(17,341,527)	$(17,340,617)

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Ordinary Shares		Additional		Total
	Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital (1)	Deficit (1)	Deficit (1)
Balance as of January 1, 2021	9,098,625	$910	$—	$(35,758,271)	$(35,757,361)
Net income	—	—	—	3,455,249	3,455,249

Balance as of March 31, 2021 (unaudited)	9,098,625	910	—	(32,303,022)	(32,302,112)

Net loss	—	—	—	(2,219,315)	(2,219,315)

Balance as of June 30, 2021 (unaudited)	9,098,625	$910	$—	$(34,522,337)	$(34,521,427)

(1)	June 30, 2021 values were restated in Note 2 of the Company’s form 10-Q/A for September 30, 2021 as filed with the SEC on December 29, 2021.
The accompanying notes are an integral part of these unaudited condensed financial statements.

H.I.G. ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net income	$10,543,093	$1,235,934
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(494,767)	(18,049)
Change in fair value of derivative warrant liabilities	(10,988,629)	(3,113,970)
Changes in operating assets and liabilities:
Prepaid expenses	305,831	338,702
Accounts payable	(488,573)	1,363,387
Accrued expenses	679,657	146,671
Due to related party	443,014	21,683

Net cash used in operating activities	(374)	(25,642)

Net decrease in cash	(374)	(25,642)
Cash - beginning of period	4,311	30,103

Cash - end of period	$3,937	$4,461

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$437,453	$—

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 2, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination.
The Company’s sponsor is H.I.G. Acquisition Advisors, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on October 20, 2020. The Company consummated the Initial Public Offering of 32,500,000 units (the “Units”) on October 23, 2020. Each Unit consisted of one Class A ordinary share and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $325.0 million. The Company granted the underwriters in the Initial Public Offering (the “Underwriters”) a
45-day
option to purchase up to 4,875,000 additional Units to cover over-allotments, if any. On November 25, 2020, the Underwriters partially exercised the over-allotment option and on December 1, 2020, purchased an additional 3,894,500 Units (the “Over-Allotment Units”), generating additional
gross proceeds of approximately $38.9 million, and incurr
ing
additional offering costs of approximately $2.1 million in underwriting fees (inclusive of approximately $1.4 million in deferred underwriting fees) (the “Over-Allotment”).
Simultaneously with the closing of the Initial Public Offering on October 23, 2020, the Company completed the first closing of the private placement (the “Private Placement”) and sold an aggregate 5,666,667 warrants (each, a “Private Placement Warrant,” and together, the “Private Placement Warrants”) at a price of
$1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $8.5 million. Simultaneously with the closing of the Over-Allotment on December 1, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 519,267 Private Placement Warrants by the
S
ponsor, generating gross proceeds to the Company of approximately $0.8 million.
Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placements, approximately $363.9 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the Over-Allotment and the Private Placements were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
Liquidity and Going Concern Considerations
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting
Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 23, 2022 to consummate a Business Combination. As of June 30, 2022, the Company
had approximately
$4,000 in its operating bank accounts and a working capital deficiency of $2.9 million
. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
Through June 30, 2022, the Company has addressed its liquidity needs by having the Sponsor pay
$1.6
million of

the Company’s expenses on their behalf to fund the Company’s operation (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company may become obligated to redeem a significant number of their Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.
In the event where transaction costs exceed the net proceeds of the IPO, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide the Company with up to
$4.5
million in Working Capital Loans (see Note 4). As of June 30, 2022, there was no outstanding balance under the Company’s Working Capital Loans.

The Company intends to use substantially all the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete a initial Business Combination. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete a initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue other growth strategies.
It is uncertain that the Company will be able to consummate a Business Combination by the forced liquidation date. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.
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
Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad could result in adverse macroeconomic conditions, including but not limited to inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, higher interest rates and currency fluctuations. In addition, in February 2022, the Russian Federation and Belarus commenced military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected through
December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the SEC on March 29, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of each
of June 30, 2022 and December 31, 2021, the Company had no cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000.
As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management does not believe the Company was exposed to significant risks on such accounts.
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
accompanying unaudited
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature, except for derivate warrant liabilities (see Note 6).
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
As of June 30, 2022 and December 31, 2021, the
carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering.
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
at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (which are discussed in Notes 3, 4, 5, 6 and 8) are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the
Company’s unaudited
condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been determined using the traded value of the Public Warrants each measurement date, as the Private Placement Warrants have substantially the same terms as the Public Warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 an
d December 31, 2021, 36,394,500
Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
Income Taxes
FASB ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,317,434 shares of the Company’s ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares since
t
he
i
nitial Business Combination is the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. For the three and six months ended June 30, 2022 and June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the income of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Net income (loss) allocable to Redeemable Class A Ordinary Shares	$3,579,643	$(1,775,452)	$8,434,474	$988,747
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	36,394,500	36,394,500	36,394,500	36,394,500

Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.10	$(0.05)	$0.23	$0.03

Non-Redeemable Class B Ordinary Shares
Numerator: Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$894,911	$(443,863)	$2,108,619	$247,187
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares	9,098,625	9,098,625	9,098,625	9,098,625

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.10	$(0.05)	$0.23	$0.03

Note 3—Initial Public Offering
On October 23, 2020, the Company consummated the Initial Public Offering of 32,500,000 Units, at $10.00 per Unit, generating gross proceeds of $325.0 million, and incurring offering costs of approximately $18.6 million, inclusive of approximately $11.4 million in deferred underwriting commissions. The underwriter was
granted a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,875,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On November 25, 2020, the underwriters partially exercised the over-allotment option and on December 1, 2020, purchased an additional 3,894,500 Over-Allotment Units, generating additional
gross proceeds of approximately $38.9 million, and incurring additional offering costs of approximately $2.1 million in underwriting fees (inclusive of approximately $1.4 million in deferred underwriting fees).
Each Unit consists of one Class A ordinary share, and
one-third
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
6
).
Note 4—Related Party Transactions
Founder Shares
On September 3, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 19,406,250 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On September 28, 2020, the Sponsor effected a surrender of 6,468,750 Founder Shares to the Company for no consideration. On October 15, 2020, the Sponsor effected a surrender of 3,593,750 Founder Shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 9,343,750 shares. All shares and associated per share amounts have been retroactively restated to reflect all shares surrendered. The Sponsor agreed to forfeit up to 1,218,750
Founder Shares to the extent that the over-allotment option was not exercised in full by the Underwriters, so that the Founder Shares would represent
 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The
U
nderwriters partially exercised their over-allotment option on November 25, 2020; thus, only 245,125 shares of Class B ordinary shares were forfeited in conjunction with the
U
nderwriters’ partial exercise of the over-allotment. The Sponsor transferred to four independent directors of the Company an aggregate of 35,000 Founder Shares each, for a total of 140,000 shares, in September 2020.
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
Related Party Loans
On September 3, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and became payable upon the completion of the Initial Public Offering. The Company borrowed approximately
$237,000 under the Note. The Company repaid this Note in full on October 23, 2020, and borrowings are no longer available under the Note.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $4.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company did not have any outstanding balance under the Working Capital Loans.
Administrative Services Agreement
On October 23, 2020, the Company entered into an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $
30,000
and
$60,000
for these services for each of
the three and
six months ended June 30, 2022 and June 30, 2021, and is included in Administrative expenses — related party on the accompanying unaudited
condensed statements of operations. There was
$180,000
and $120,000 in administrative services fees under the agreement included in the Due to Related Party balance as of June 30, 2022 and December 31, 2021, respectively.
Cash Director Fee Program
On March 28, 2022, the Compensation Committee of the Board of Directors approved a cash director fee program for independent directors. Under the program, the Company’s independent directors will be paid $60,000 per year, payable quarterly in arrears, beginning in the first quarter of 2022. As of June 30, 2022, $60,000 was accrued for cash director fees.
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
Underwriting Agreement
The Company granted the
U
nderwriters a
45-day
option from the final prospectus relating to the Initial Public Offering to purchase up to 4,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 25, 2020, the
U
nderwriters partially exercised the over-allotment option and on December 1, 2020, purchased an additional 3,894,500 Over-Allotment Units, generating additiona
l
gross proceeds of approximately $38.9 million, and incurring additional offering costs of approximately $2.1 million in underwriting fees (inclusive of approximately $1.4 million in deferred underwriting fees).
The
U
nderwriters were entitled to an underwriting discount of $0.20 per unit, which totaled
$7.3
million in underwriting discounts, paid upon the closing of the Initial Public Offering and Over-Allotment. In addition,
$0.35
per unit, which totaled
$12.7
million in the aggregate, will be payable to the Underwriters for deferred underwriting commissions. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 6—Derivative Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company ha
d
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
The warrants have an exercise price of $11.50 per whole share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 7—Shareholders’ Deficit
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue
950,000,000
Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were
36,394,500
Class A ordinary shares issued and outstanding. All of the outstanding Class A ordinary shares were subject to possible redemption at June 30, 2022 and December 31, 2021, and therefore classified outside of permanent equity.
Class
 B Ordinary Shares —
The Company is authorized to issue 95,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 3, 2020, the Company issued 19,406,250 Class B ordinary shares to the Sponsor. On September 28, 2020, the Sponsor effected a surrender of 6,468,750 Class B ordinary shares to the Company for no consideration. On October 15, 2020, the Sponsor effected a surrender of 3,593,750 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding to 9,343,750 shares. All shares and associated per share amounts have been retroactively restated to reflect the share surrenders. Of the 9,343,750 shares outstanding, up to 1,218,750 shares were subject to forfeiture to the extent that the Underwriters’ over-allotment option was not exercised in full or in part, so that the holders of Founder Shares prior to the Initial Public Offering would collectively own approximately
 20.0%
of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The Underwriters partially exercised their over-allotment option on December 1, 2020; thus,
 245,125
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
Note 8—Fair Value Measurements
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of June 30, 2022, by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$364,482,454	$—	$—	$364,482,454

Liabilities:
Public Warrants	$1,214,363	$—	$—	$1,214,363
Private Placement Warrants	—	619,212	—	619,212

Total liabilities	$1,214,363	$619,212	$—	$1,833,575

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2022 and June 30, 2021. Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering were subsequently measured based on the listed market price of such warrants, a Level 1 measurement, since December 2020. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. For the six months ended June 30, 2022 and June 30, 2021, the Company recognized gains to the statement of operations resulting from decreases in the fair value of derivative warrant liabilities of approximately
$11.0
million and $3.1 million, respectively, which is presented as a change in the fair value of derivative warrant liabilities on the accompanying unaudited
condensed statements of operations.
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2022 (“2021 10-K”), as supplemented by this Quarterly Report on Form 10-Q. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Our sponsor is H.I.G. Acquisition Advisors, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on October 20, 2020. We consummated our initial public offering (the “Initial Public Offering”) of 32,500,000 units (the “Units”) on October 23, 2020. Each Unit consisted of one Class A ordinary share and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $325.0 million. We granted the underwriters in the Initial Public Offering (the “Underwriters”) a
45-day
option to purchase up to 4,875,000 additional Units to cover over-allotments, if any. On November 25, 2020, the Underwriters partially exercised the over-allotment option and on December 1, 2020, purchased an additional 3,894,500 Units (the “Over-Allotment Units”), generating additional gross proceeds of approximately $38.9 million, and incurring additional offering costs of approximately $2.1 million in underwriting fees (inclusive of approximately $1.4 million in deferred underwriting fees) (the “Over-Allotment”).
Simultaneously with the closing of the Initial Public Offering on October 23, 2020, we completed the first closing of the private placement (the “Private Placement”) and sold an aggregate 5,666,667 warrants (each, a “Private Placement Warrant,” and together, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $8.5 million. Simultaneously with the closing of the Over-Allotment on December 1, 2020, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 519,267 Private Placement Warrants by the Sponsor, generating gross proceeds of approximately $0.8 million.
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
Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Over-Allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940.
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
Liquidity and Going Concern Considerations
As of June 30, 2022, we had approximately $4,000 in our operating bank account, and working capital deficit of $2.9 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.
Through June 30, 2022, we have addressed our liquidity needs by having the Sponsor pay $1.6 million of our expenses on our behalf, and through the usage of the net proceeds from the consummation of the private placements not held in the trust account. We fully repaid the balance of approximately $237,000 related to the promissory note on October 23, 2020. In addition, in order to finance transaction costs in connection with an initial business combination, our officers, directors and initial shareholders may, but are not obligated to, provide us with loans up to $4.5 million (“Working Capital Loans”). As of June 30, 2022, there was no outstanding balance under the Working Capital Loans.
We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with the FASB ASU
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.
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
For the three months ended June 30, 2022, we had a net income of $4.5 million, which consisted of approximately $536,000 in general and administrative expenses, offset by a $4.5 million gain from the change in fair value of derivative warrant liabilities, and approximately $462,000 in net gain from investments held in Trust Account.
For the six months ended June 30, 2022, we had net income of $10.5 million, which consisted of approximately $940,000 in general and administrative expenses, offset by a $11.0 million gain from the change in fair value of derivative warrant liabilities, and approximately $495,000 in net gain from investments held in Trust Account.
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
Underwriting Agreement
We granted the Underwriters a
45-day
option from the final prospectus relating to the Initial Public Offering to purchase up to 4,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 25, 2020, the Underwriters partially exercised the over-allotment option and on December 1, 2020, purchased an additional 3,894,500 Over-Allotment Units, generating additional gross proceeds of approximately $38.9 million, and incurring additional offering costs of approximately $2.1 million in underwriting fees (inclusive of approximately $1.4 million in deferred underwriting fees).
The Underwriters were entitled to an underwriting discount of $0.20 per unit, which totaled $7.3 million in underwriting discounts, paid upon the closing of the Initial Public Offering and Over-Allotment. In addition, $0.35 per unit, which totaled $12.7 million in the aggregate, will be payable to the Underwriters for deferred underwriting commissions. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at each of June 30, 2022 and December 31, 2021, 36,394,500 and Class A ordinary shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redemption ordinary shares to equal the redemption value at the end of each reporting period.
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
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares since an Initial Business Combination is the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per share as the redemption value approximates fair value.
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we no longer qualify as an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in investments in mutual funds invested in government securities with a maturity of 185 days or less or in that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15 or 15d-15 of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Except as described below, there have been no material changes to the risk factors disclosed in our 2021
10-K.
We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association. (1)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.
(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2020.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2022	H.I.G. ACQUISITION CORP.

	By:	/s/ Timur Akazhanov
Name: Timur Akazhanov
Title: Chief Financial Officer